Form 10-Q
period 1997-06-30
DOMAIN ENERGY CORP
filed 1997-08-13
CIK 1037192

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Transition period ______________ to _______________

                         Commission File Number 1-12999

                            DOMAIN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                 76-0526147
      (State or Other Jurisdiction of              (I.R.S Employer
      Incorporation or Organization)              Identification No.)


      16801 Greenspoint Park Drive, Suite 200         77060
            Houston, Texas                         (Zip Code)
      (Address of Principal Executive Offices)


       Registrant's Telephone Number, Including Area Code: (281) 618-1800

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [ ]            No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 12, 1997:

                  Common Stock $0.01 par value   14,607,729

                            DOMAIN ENERGY CORPORATION

                         Table of Contents for Form 10-Q
                           Quarter Ended June 30, 1997


                                                                           PAGE
                                                                          NUMBER

COVER PAGE  .................................................................. 1

DOCUMENT TABLE OF CONTENTS  .................................................. 2

PART I.           FINANCIAL INFORMATION

  ITEM 1. Financial Statements
    Consolidated Balance Sheets at June 30, 1997 (unaudited)
          and December 31, 1996............................................... 3
    Consolidated and Combined Statements of Income for the three and six months ended June 30, 1997 and 1996 (unaudited) ............ 4
    Consolidated Statement of Shareholders' Equity for the six
          months ended June 30, 1997 (unaudited).............................. 5
    Consolidated and Combined Statements of Cash Flows for the six
          months ended June 30, 1997 and 1996 (unaudited) .................... 6
    Notes to Consolidated and Combined  Financial Statements (unaudited)...... 7

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  ...............................10

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings  .................................................15

  ITEM 2. Changes in Securities  .............................................15

  ITEM 3. Defaults Upon Senior Securities  ...................................15

  ITEM 4. Submission of Matters to a Vote of Security Holders  ...............15

  ITEM 5. Other Information  .................................................15

  ITEM 6. Exhibits and Reports on Form 8-K  ..................................15

SIGNATURES  ..................................................................16

INDEX OF EXHIBITS  ...........................................................17

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            DOMAIN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    (Note 1)
                        (in thousands, except share data)

                                                                                                              SUCCESSOR
                                                                                                   ---------------------------------
                                                                                                   December 31,           June 30,
                                                                                                        1996                1997
                                                                                                      --------            ---------
                                                                                                                         (unaudited)
                                      ASSETS
Cash and cash equivalents ................................................................            $     36            $  31,958
Restricted certificate of deposit ........................................................               8,000                 --
Accounts receivable ......................................................................              19,456                6,690
IPF Program notes receivable, current portion ............................................               7,874                8,592
Other notes receivable, current portion ..................................................                --                  5,400
Prepaid and other assets .................................................................               1,525                1,688
                                                                                                      --------            ---------
       Total current assets ..............................................................              36,891               54,328
IPF Program notes receivable .............................................................              13,836               23,894
Oil and natural gas properties, full cost method .........................................              66,176               72,879
Less:  Accumulated  depreciation, depletion and amortization .............................                --                 (6,095)
Investments and other assets .............................................................               5,526                3,457
                                                                                                      --------            ---------
       Total  assets .....................................................................            $122,429            $ 148,463
                                                                                                      ========            =========
                                   LIABILITIES
Accounts payable .........................................................................            $ 14,018            $   2,847
Accrued expenses .........................................................................                  42                2,032
Current maturities of long-term debt .....................................................              24,900                 --
                                                                                                      --------            ---------
       Total  current liabilities ........................................................              38,960                4,879
Long-term debt ...........................................................................              54,512               25,166
Deferred income taxes ....................................................................                --                  1,525
                                                                                                      --------            ---------
       Total  liabilities ................................................................              93,472               31,570
Minority interest ........................................................................                 380                  563
                              STOCKHOLDERS' EQUITY
Common Stock
   $0.01 par value, 15,080,000 shares authorized and 7,177,681 issued and outstanding at December 31, 1996 and 25,000,000 shares authorized and 14,306,721 issued and outstanding
      at June 30, 1997  ..................................................................                  72                  143
Additional paid-in capital ...............................................................              28,505              116,379
Notes receivable - stockholders ..........................................................                --                   (546)
Retained earnings ........................................................................                --                    354
                                                                                                      --------            ---------
       Total  stockholders' equity .......................................................              28,577              116,330
                                                                                                      --------            ---------
       Total  liabilities and stockholders' equity .......................................            $122,429            $ 148,463
                                                                                                      ========            =========

               The accompanying notes are an integral part of the
                 consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                    (Note 1)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                        For the three months                  For the six months
                                                                            ENDED JUNE 30,                        ENDED JUNE 30,
                                                                      ----------------------------       ---------------------------
                                                                      Successor        Predecessor       Successor       Predecessor
                                                                         1997             1996              1997           1996
                                                                       -------           -------          --------        -------
REVENUES
Oil and natural gas .........................................          $ 9,057           $12,411          $ 21,839        $28,099
IPF Activities ..............................................              973             2,235             1,705          2,575
Other .......................................................             (189)                7              (481)           122
                                                                       -------           -------          --------        -------
             Total revenues .................................            9,841            14,653            23,063         30,796
                                                                       -------           -------          --------        -------

EXPENSES
Lease operating .............................................            2,553             1,985             5,613          4,112
Production and severance taxes ..............................              329               282               742            561
Depreciation, depletion and amortization ....................            3,146             4,499             6,428         12,112
General and administrative ..................................              845               993             1,637          2,082
Corporate overhead allocation ...............................             --                 768              --            1,707
Stock compensation ..........................................            1,060              --               4,210           --
                                                                       -------           -------          --------        -------
             Total operating expenses .......................            7,933             8,527            18,630         20,574
Income from operations ......................................            1,908             6,126             4,433         10,222
Interest expense ............................................            1,235              --               2,344           --
                                                                       -------           -------          --------        -------
Income before taxes .........................................              673             6,126             2,089         10,222
Income tax provision ........................................             --               2,271             1,735          3,613
                                                                       -------           -------          --------        -------
Net income ..................................................          $   673           $ 3,855          $    354        $ 6,609
                                                                       =======           =======          ========        =======

Net income per common share .................................          $  0.08              --            $   0.04           --
Weighted average common and common
     equivalent shares outstanding ..........................            8,595              --               8,876           --

       The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 1)
                                 (in thousands)
                                   (Unaudited)

                                                                           Additional         Notes                        Total
                                                             Common         Paid in         Receivable -   Retained    Stockholders'
                                                              Stock         Capital         Stockholders   Earnings      Equity
                                                              ----          --------          -----           ----       --------
Balance at December 31, 1996 .......................          $ 72          $ 28,505           --              --        $ 28,577
Sale of common stock ...............................            71            83,664           (546)           --          83,189
Stock compensation .................................           --              4,210           --              --           4,210
Net income .........................................           --               --             --              354            354
                                                              ----          --------          -----           ----       --------
Balance at June 30, 1997 ...........................          $143          $116,379          ($546)          $354       $116,330
                                                              ====          ========          =====           ====       ========

       The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)
                                 (in thousands)
                                   (Unaudited)

                                                                         Six months ended
                                                                               JUNE 30,
                                                                        ---------------------
                                                                        Successor Predecessor
                                                                           1997       1996
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................  $    354   $  6,609
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization .......................     6,428     12,112
       Stock compensation .............................................     4,210       --
       Deferred income taxes ..........................................     1,525      1,388
       Minority interest ..............................................       183       --
Changes in operation assets and liabilities:
       Decrease (increase) in accounts receivable .....................     6,132     (9,209)
       Increase in prepaid and other current
           assets .....................................................      (163)      (138)
       Decrease in accounts payable and accrued
           expenses ...................................................    (9,618)      (498)
                                                                         --------   --------
Net cash provided by operating activities .............................     9,051     10,264

CASH FLOWS FROM INVESTING  ACTIVITIES:
Investment in oil and natural gas properties ..........................    (9,461)   (22,498)
Proceeds from sale of oil and gas properties ..........................     2,978      1,389
Proceeds from sale of equity investments ..............................     2,222       --
IPF Program investments of capital (notes
   receivable) ........................................................   (16,360)    (5,662)
IPF Program return of capital (notes receivable) ......................     5,584      1,221
Proceeds from sale of restricted certificate of deposit ...............     8,000       --
Investment and other assets ...........................................       245       (208)
                                                                         --------   --------
Net cash used in investing activities .................................    (6,792)   (25,758)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings .........................................    16,090        756
Repayment of debt borrowing ...........................................   (70,336)      --
Advances from Parent, net .............................................      --       14,738
Issuance of common stock ..............................................    83,909       --
                                                                         --------   --------
Net cash provided by financing activities .............................    29,663     15,494
Increase (decrease) in cash and cash equivalents ......................    31,922       --
Cash an cash equivalents, beginning of period .........................        36       --
                                                                         --------   --------
Cash and cash equivalents, end of period ..............................  $ 31,958       --
                                                                         ========   ========

Supplemental non-cash disclosure related to sale of equity investments:
   Reduction in intercompany receivables and investments ..............  $  7,622
   Additional note receivable .........................................  $  5,400

       The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS


         Through December 11, 1996, Tenneco Ventures Corporation ("Ventures") and Tenneco Gas Production Corporation ('Production" and together with Ventures, the "Tenneco Entities") were indirect subsidiaries of Tenneco, Inc. ("Tenneco"). As a result of a merger between Tenneco and a subsidiary of El Paso Natural Gas Company ("El Paso"), Ventures and Production became wholly owned indirect subsidiaries of El Paso for the period from December 12, 1996 to December 31, 1996. On December 31, 1996, Domain Energy Corporation ("Domain") acquired all of the outstanding common stock of Ventures and Production (the "Acquisition"). Domain was incorporated in Delaware in December 1996 to acquire such common stock and had no operations prior to the Acquisition.

         Unless otherwise indicated, references to the Company are to Domain and its subsidiaries at and subsequent to December 31, 1996 and to the combined activities of the Tenneco Entities prior to December 31, 1996. References to the Parent are to Tenneco or its affiliates prior to December 11, 1996 and to El Paso from December 12, 1996 to December 31, 1996.

         The Company was capitalized on December 31, 1996 with the issuance of 7,177,681 shares of common stock for $30.0 million and borrowings of $66.2 million under its credit facilities. The Company completed the Acquisition for a total cash purchase price of approximately $96.2 million and the assumption of liabilities of approximately $16.8 million. The Company did not assume the liability of $124.1 million due to the parent of the Tenneco Entities. The Company has accounted for the Acquisition using the purchase method of accounting. The assets and liabilities of the Tenneco Entities have been recorded in the Company's balance sheet at December 31, 1996 at their estimated fair market values, summarized as follows (in thousands):

         ASSETS:
                  Accounts receivable - trade ...............         $  19,456
                  IPF Program, notes receivable .............            21,710
                  Oil and gas properties ....................            66,176
                  Other assets ..............................             5,658
                                                                      ---------
                          Total assets ......................         $ 113,000
                                                                      =========
         LIABILITIES:
                  Accounts payable ..........................         $ (10,624)
                  Long-term debt ............................            (6,212)
                                                                      ---------
                           Total liabilities ................         $ (16,836)
                                                                      =========

         The financial statements of the Tenneco Entities for the three and six months periods ended June 30, 1996 have been combined to reflect their combined historical results of operations.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three and six month periods ended June 30, 1996 as if the Acquisition had occurred at the beginning of 1996 (in thousands):

                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30, 1996       JUNE 30, 1996
                                            -------             -------
Revenues ......................             $14,653             $30,796
Net Income ....................             $ 4,602             $ 8,476

         The Company is an independent oil and gas company engaged in the exploration, development, production and acquisition of domestic oil and natural gas properties, principally in the Gulf Coast region. The Company complements these activities with its Independent Producer Finance Program (the "IPF Program") pursuant to which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet at June 30, 1997 and the consolidated and combined statements of income, stockholders' equity and cash flows included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The consolidated balance sheet at December 31, 1996 is derived from the December 31, 1996 audited balance sheet, but does not include all disclosures required by generally accepted accounting principles. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have also been omitted from the interim financial statements pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited annual financial statements included at pages F-2 through F-21 in the Company's Registration Statement on Form S-1 (#333-24641), effective June 23, 1997.

3.       SALE OF NON-CORE ASSETS

         On April 9, 1997, the Company sold its interest in a natural gas development project located in northwest Michigan (the "Michigan Development Project"). The Company received $2.2 million in cash and expects to receive an additional $5.4 million from the payment of an interest-bearing note receivable. The aggregate sales price approximated the Company's carry value.

         Additionally, in the second quarter, the Company received $1.3 million from the sale of other non-core assets.

4.       NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) in February 1997. SFAS 128, which is effective for periods ended after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for the three and six months ended June 30, 1997, assuming that SFAS No. 128 was effective as of the beginning of the year, are presented below.


                                      THREE MONTHS ENDED  SIX MONTHS ENDED
 Earnings per common share:              JUNE 30, 1997      JUNE 30, 1997
                                           --------           --------
Basic ...............................      $   0.09           $   0.04
Diluted .............................      $   0.08           $   0.04

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income, " (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

5.       SUBSEQUENT EVENTS

         On July 1, 1997, the Company consummated the acquisition ("Funds Acquisition") of certain property interests from three unaffiliated institutional investors. Such interests are primarily located in the Gulf Coast region and, as of January 1, 1997, had combined proved reserves of approximately
33.0 Bcfe. The interests also include 18,209 net undeveloped leasehold acres. The aggregate purchase price for the interests was approximately $28,660,000, which was paid in cash with a portion of the net proceeds of the initial public offering of the Company's common stock consummated on June 27, 1997.

         On July 9, 1997, Credit Suisse First Boston Corporation exercised a portion of its over-allotment option granted pursuant to the underwriting agreement and purchased an additional 303,400 shares of the Company's common stock. The Company realized net proceeds of $3,809,187 upon consummation of such transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following review of operations for the three and six months ended June 30, 1997 and 1996 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (#333-24641), effective June 23, 1997.

RESULTS OF OPERATIONS

         The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                                      For the three months               For the six months
                                                                              ended                                ended
                                                                             June 30,                             June 30,
                                                                      --------------------------         ---------------------------
                                                                      Successor      Predecessor         Successor       Predecessor
                                                                        1997             1996              1997              1996
                                                                       -------         --------          --------          --------
FINANCIAL DATA (IN THOUSANDS):
Revenues:
   Natural Gas ...............................................         $ 6,757         $ 10,144          $ 16,851          $ 23,916
   Oil and condensate ........................................           2,300            2,267             4,988             4,183
   IPF Activities (1) ........................................             973            2,235             1,705             2,575
Total revenues ...............................................           9,841           14,653            23,063            30,796
Total operating expenses .....................................           7,933            8,527            18,630            20,574
                                                                       -------         --------          --------          --------
Operating income .............................................         $ 1,908         $  6,126          $  4,433          $ 10,222
                                                                       =======         ========          ========          ========
Net income ...................................................         $   673         $  3,855          $    354          $  6,609
Net cash provided by operating
     activities ..............................................             939            4,549             9,051            10,264
Net cash provided (used) in investing
     activities ..............................................             785          (15,124)           (6,792)          (25,758)
Net cash provided by financing
     activities ..............................................          24,152           10,209            29,663            15,494


NON-GAAP FINANCIAL DATA (IN THOUSANDS):
Cash flow from operations before changes in
  working capital ............................................         $ 5,005         $  9,422          $ 12,700          $ 20,109

     EBITDA (2) ..............................................         $ 6,114         $ 10,625          $ 15,071          $ 22,334
     IPF Program return of capital (3) .......................           2,158              704             5,584             1,221
     EBITDA plus IPF Program return
        of capital ...........................................         $ 8,272         $ 11,329          $ 20,655          $ 23,555

PRODUCTION VOLUMES:
       Natural gas (MMcf) ....................................           3,387            5,556             7,055            11,384
       Oil and condensate (MBbls) ............................             138              123               279               239
       Total (MMcfe) .........................................           4,213            6,294             8,729            12,818

AVERAGE REALIZED PRICES: (4)
       Natural gas  (per Mcf) ................................         $  1.99         $   1.83          $   2.39          $   2.10
       Oil and Condensate (per Bbl) ..........................           16.67            18.43             17.88             17.50

EXPENSES (PER MCFE):
       Lease operating .......................................         $  0.59         $   0.32          $   0.63          $   0.32
       Production and severance taxes ........................            0.08             0.04              0.09              0.04
       Depreciation, depletion and
          amortization .......................................            0.71             0.71              0.70              0.95
       General and administrative, net (5) ...................            0.13             0.13              0.12              0.14

------------

(1) IPF Activities in fiscal 1996 includes income from the Company's IPF Program and the Company's "GasFund" partnership with a financial investor.

(2) EBITDA represents earnings before stock compensation expense, interest, income taxes, depreciation, depletion and amortization. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

(3) To more accurately reflect the actual cash flows generated by the Company, IPF Program return of capital is identified separately to allow such cash receipts to be combined with EBITDA.

(4) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities.

(5) Includes production attributable to properties managed for the Funds for the periods indicated and excludes fees received from investors and overhead allocations from Tenneco. Including Tenneco allocations average net general and administrative expenses per Mcfe for the three and six month periods ended June 30, 1996 would be $0.23 and $0.24, respectively.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Oil and natural gas revenues decreased from $12.4 million in the second quarter of 1996 to $9.1 million in the second quarter of 1997, a decrease of $3.4 million, or 27.0%. Production volumes for oil and condensate increased from 123 MBbls in the second quarter of 1996 to 138 MBbls in the second quarter of 1997, an increase of 15 MBbls, or 12.2%. Production volumes for natural gas decreased from 5.6 Bcf in the second quarter of 1996 to 3.4 Bcf in the second quarter of 1997, a decrease of 2.2 Bcf, or 39.0%. The decrease in natural gas production was primarily due to the sale of the ATP Partnership and the Cage Ranch properties as well as natural declines in production from certain fields. The decrease in total production decreased revenues by $3.7 million. This was partially offset by an 8.7% increase in the average realized price received for the Company's natural gas and a 9.5% decrease in the average realized price received for the Company's oil and condensate. These changes in realized prices increased revenues by $0.3 million.

         The Company realized an average oil price of $17.85 per Bbl and an average gas price of $2.03 per Mcf for the second quarter of 1997. Net of hedging results, the Company realized average prices of $16.67 per Bbl and $1.99 per Mcf, respectively. For the second quarter of 1996, the Company realized an average oil price of $20.57 per Bbl and an average gas price of $2.35 per Mcf. Net of hedging results, the Company realized average prices of $18.43 per Bbl and $1.83 per Mcf, respectively.

         Revenues from IPF Activities decreased from $2.2 million in the second quarter of 1996 to $1.0 million in the second quarter of 1997, a decrease of $1.3 million, or 56.4%. This was the result of $1.5 million recorded in the second quarter of 1996 for fees earned related to prepayments on two GasFund financings. Excluding the effect of these fees, revenues from IPF Activities increased by $0.3 million, or 42.9%, in the second quarter of 1997 primarily due to increased financing activities.

         Lease operating expenses increased from $2.0 million in the second quarter of 1996 to $2.6 million in the second quarter of 1997, an increase of $0.6 million, or 28.6%. On a per Mcfe basis, lease operating expenses increased from $0.32 in the second quarter of 1996 to $0.59 in the second quarter of 1997, an increase of $0.27, or 84.4%. Lease operating expenses were higher in the second quarter of 1997 compared to the second quarter of 1996 as a result of the Wasson Field acquisition completed by the Company in June, 1996. The Wasson Field, which is in tertiary recovery, had a relatively low purchase price based on reserves, but relatively high lease operating expenses.

         Depreciation, depletion and amortization ("DD&A") expense declined from $4.5 million in the second quarter of 1996 to $3.1 million in the second quarter of 1997, a decrease of $1.4 million, or 30.1%. This was the result of lower oil and gas production volumes.

         General and administrative expense decreased from $1.0 in the second quarter of 1996 to $0.8 million in the second quarter of 1997, a decrease of $0.2 million, or 14.9%. This decrease was primarily due to a reduction in the number of employees.

         The corporate overhead allocation decreased from $0.8 million in the second quarter of 1996 to zero in the second quarter of 1997 due to the Acquisition and elimination of Tenneco's allocated overhead.

         Stock compensation expense increased from zero in the second quarter of 1996 to $1.1 million in the second quarter of 1997 due to the implementation of the 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan").

         Income tax expense decreased from $2.3 million in the second quarter of 1996 to zero in the second quarter of 1997. This decrease was primarily due to a decrease in income before taxes from $6.1 million in the second quarter of 1996 to $0.7 million in the second quarter of 1997.

         Net income was $3.9 million in the second quarter of 1996 compared to $0.7 million in the second quarter of 1997 as a result of the factors described above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

         Oil and natural gas revenues decreased from $28.1 million for the six months ended June 30, 1996 to $21.8 million for the six months ended June 30, 1997, a decrease of $6.3 million or 22.3%. Production volumes for oil and condensate increased from 239 MBbls for the six months ended June 30, 1996 to 279 MBbls for the six months ended June 30, 1997, an increase of 40 MBbls, or 16.7%. Production volumes for natural gas decreased from 11.4 Bcf for the six months ended June 30,1996 to 7.1 Bcf for the six months ended June 30, 1997, a decrease of 4.3 Bcf, or 38.0%. The decrease in natural gas production was primarily due to the sale of the ATP Partnership and the Cage Ranch properties as well as natural declines in production from certain fields. The decrease in total production decreased revenues by $8.4 million. This was partially offset by a 2.2% increase in realized oil prices and a 13.8% increase in realized natural gas prices. These increases in prices increased revenues by $2.2 million.

         The Company realized an average oil price of $19.70 per Bbl and an average gas price of $2.40 per Mcf for the six months ended June 30, 1997. Net of hedging results, the Company realized average prices of $17.88 per Bbl and $2.39 per Mcf, respectively. For the six months ended June 30, 1996, the Company realized an average oil price of $19.41 per Bbl and an average gas price of $2.47 per Mcf. Net of hedging results, the Company realized average prices of $17.50 per Bbl and $2.10 per Mcf, respectively

         Revenues from IPF Activities decreased from $2.6 million for the six months ended June 30, 1996 to $1.7 million for the six months ended June
30, 1997, a decrease of $0.9 million, or 33.8%. This was the result of $1.5 million recorded in the second quarter of 1996 for fees earned related to prepayments on two GasFund financings. Excluding the effect of these fees, revenues from IPF Activities increased by $0.8 million, or 54.5%, for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily due to increased financing activities.

         Lease operating expenses increased from $4.1 million for the six months ended June 30, 1996 to $5.6 million for the six months ended June 30, 1997, an increase of $1.5 million, or 36.5%. On a per Mcfe basis, lease operating expenses increased from $0.32 for the six months ended June 30, 1996 to $0.63 for the six months ended June 30,1997, an increase of $0.31, or 96.9%. Lease operating expenses were higher in the second quarter of 1997 as compared to the second quarter of 1996 as a result of the Wasson Field acquisition completed in June 1996. The Wasson Field, which is in tertiary recovery, had a relatively low purchase price based on reserves, but relatively high lease operating expenses.

         DD&A expense declined from $12.1 million for the six months ended June 30, 1996 to $6.4 million for the six months ended June 30, 1997, a decrease of $5.7 million, or 46.9%. This was the result of lower oil and gas production volumes and a 26.3% decrease in the DD&A rate. The reduced DD&A rate was the result of reduced cost basis attributable to the Company's oil and gas properties purchased in the Acquisition.

         General and administrative expense decreased from $2.1 million for the six months ended June 30, 1996 to $1.6 million for the six months ended June 30, 1997, a decrease of $0.5 million, or 21.4%. This decrease was primarily due to a reduction in the number of employees.

         The corporate overhead allocation decreased from $1.7 million for the six months ended June 30, 1996 to zero for the six months ended June 30, 1997 due to the Acquisition and elimination of Tenneco's allocated overhead.

         Stock compensation expense increased from zero for the six months ended June 30, 1996 to $4.2 million for the six months ended June 30, 1997 due to the implementation of the Stock Purchase and Option Plan.

         Income tax expense decreased from $3.6 million for the six months ended June 30, 1996 to $1.7 million for the six months ended June 30,1997, a decrease of $1.9 million, or 52.0%. This decrease was primarily due to a decrease in income before taxes from $10.2 million for the six months ended June 30, 1996 to $2.1 million for the six months ended June 30, 1997. This decrease was partially offset by an increase in the effective tax rate from 35% for the six months ended June 30, 1996 to 83% for the six months ended June 30, 1997. This increase in the effective tax rate was due to the tax treatment of certain portions of stock compensation expense.

         Net income was $6.6 million for the six months ended June 30, 1996 compared to $0.4 million for the six months ended June 30, 1997 as a result of the factors described above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had cash and cash equivalents of approximately $32.0 and working capital of approximately $49.4 million. During the second quarter of 1997, the Company's primary sources of cash were from its initial public offering consummated on June 27, 1997 and its operating activities. The primary uses of cash were the repayment of debt, exploration and development capital expenditures, and IPF Program investments.

         The Company had net cash inflows of $31.9 million for the six months ended June 30, 1997, which consisted primarily of net cash inflows from the issuance of common stock of $83.9 million, the sale of a restricted certificate of deposit for $8.0 million, debt borrowings of $16.1 million, sale of non-core assets of $5.2 million, IPF Program return of capital of $5.6 million and net cash from operations of $9.1 million. These net cash inflows were offset by debt repayments of $70.3 million, exploration and development capital expenditures of $9.5 million and IPF Program expenditures of $16.4 million.

         Net cash provided by operating activities decreased by $1.2 million to $9.1 million for the six months ended June 30, 1997 from $10.3 million for the six months ended June 30,1996, primarily due to lower natural gas production offset by higher natural gas prices and the elimination of Tenneco's corporate overhead allocation.

         Cash flows used in investing activities for the six months ended June 30, 1997 decreased by $19.0 million to $6.8 million from $25.8 million for the six months ended June 30, 1996, primarily due to lower exploration and development capital expenditures, offset by proceeds from the sale of a restricted certificate of deposit, IPF Program investments and sales of non-core assets.

         Total capital expenditures, including the IPF Program, were $25.8 million for the six months ended June 30, 1997. The Company's capital expenditure budget for 1997 is approximately $125.0, and the Company expects to spend the full budget for acquisitions, exploration and development capital expenditures and IPF Program investments during 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions, future acquisitions and IPF Program activity. The 1997 capital budget includes funds for the July 1, 1997 acquisition of certain property interests, see "Notes to Consolidated and Combined Financial Statements - Subsequent Events," and additional funds for other possible 1997 acquisitions. The Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration and exploitation potential exists.

         The Company expects to fund its activities for the remainder of 1997 through a combination of cash flow from operations and the use of its revolving credit facilities to borrow funds required from time to time to supplement internal cash flows. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with borrowings under the revolving credit facilities and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

         On June 27, 1997, the Company issued 6,643,037 shares of its common stock in connection with the initial public offering of its common stock ("IPO") and the concurrent sale to First Reserve Fund VII, Limited Partnership consummated simultaneously therewith. The net proceeds received by the Company from the offering of these shares was $84.0 million. The following table shows the use of the net proceeds received:

USE OF PROCEEDS (IN MILLIONS)
-----------------------------
       Funds Acquisition ....................                $  28.7
       Repayment of debt ....................                   52.4
       IPO closing costs ....................                    1.3
       Working capital ......................                    1.6

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On April 29, 1997, MarkWest Michigan, Inc. ("MarkWest") filed a demand for arbitration with the American Arbitration Association seeking to enforce its alleged preferential purchase right with respect to the Michigan Development Project and claiming that the sale by the Company of its interest in a portion of the Michigan Development Project should be declared void. The Company believes that MarkWest's claim has no merit. On May 13, 1997, the Company filed an action in the District Court of Harris County, Texas (234 Judicial District) against MarkWest seeking to stay the arbitration proceedings initiated by MarkWest on the basis that the Company was never a party to the agreement under which MarkWest alleges it has the right to arbitrate its dispute with the Company. Currently, all parties have voluntarily tolled the arbitration proceeding to allow for a negotiated settlement. The Company does not feel that the results of such negotiations will materially impact the financial position or financial results of the Company.

ITEM 2.  CHANGE IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On April 3, 1997, First Reserve Fund VII, Limited Partnership ("Fund VII"), then the holder of 93.7% of the Company's outstanding common stock, consented, pursuant to Section 228(a) of the General Corporation Law of the State of Delaware (the "DGCL"), to the adoption by the Company of the Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates. This matter was not submitted to any other stockholders of the Company.

                  On June 19, 1997, Fund VII, then the holder of 93.7% of the Company's outstanding common stock, consented, pursuant to Section 228(a) of the DGCL, to the adoption and filing of the Company's Amended and Restated Certificate of Incorporation. This matter was not submitted to any other stockholders of the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  See Index of Exhibits for a list of those exhibits filed herewith, which index only includes those contracts executed or becoming effective during the most recent period reflected in this Report as allowed pursuant to Instruction 2 to Item 601(b)(10) of Regulation S-K.

         (b) The Company did not file any reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DOMAIN ENERGY CORPORATION

         August 12, 1997                               /s/ RICK G. LESTER
                                                           Rick G. Lester
                                                           Vice President, Chief
                                                           Financial Officer and
                                                           Treasurer

                                INDEX OF EXHIBITS

   EXHIBIT  NO.                       DESCRIPTION
        3.1                  Amended and Restated Certificate of
                             Incorporation of the Company.

        3.2                  Second Amended and Restated By-laws
                             of the Company.

       11.1                  Statement  Re Computation of Per Share
                             Earnings.

       27.1                  Financial Data Schedule.