Form 10-Q
period 1997-09-30
DOMAIN ENERGY CORP
filed 1997-11-04
CIK 1037192

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF   1934

                    For the Quarter ended September 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF   1934.

         For the Transition period ______________ to _______________

                        Commission File Number 1-12999

                            DOMAIN ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        76-0526147
      (State or Other Jurisdiction of        (I.R.S Employer Identification No.)
      Incorporation or Organization)


      16801 Greenspoint Park Drive, Suite 200                  77060
            Houston, Texas                                  (Zip Code)
      (Address of Principal Executive Offices)


      Registrant's Telephone Number, Including Area Code: (281) 618-1800

                          1100 Louisiana, Suite 1500
                             Houston, Texas 77002
                                (713) 757-5662

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


                              Yes  [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 4, 1997:


                  Common Stock $0.01 par value    14,607,729

                          DOMAIN ENERGY CORPORATION

                       Table of Contents for Form 10-Q
                       Quarter Ended September 30, 1997

                                                                                                                               PAGE
                                                                                                                              NUMBER
COVER PAGE  ....................................................................................................................1

DOCUMENT TABLE OF CONTENTS  ....................................................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements
                 Consolidated Balance Sheets at September 30, 1997 (unaudited)
                       and December 31, 1996....................................................................................3
                 Consolidated and Combined Statements of Income for the three and nine months ended September 30, 1997 and 1996 (unaudited) ...........................................4
                 Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1997 (unaudited)..............................................................5
                 Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited) ....................................................6
                 Notes to Consolidated and Combined  Financial Statements (unaudited)...........................................7

         ITEM 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ...................................................................10

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings  .........................................................................................15

         ITEM 2.   Changes in Securities  .....................................................................................15

         ITEM 3.   Defaults Upon Senior Securities  ...........................................................................15

         ITEM 4.   Submission of Matters to a Vote of Security Holders  .......................................................15

         ITEM 5.   Other Information  .........................................................................................15

         ITEM 6.   Exhibits and Reports on Form 8-K  ..........................................................................16

SIGNATURES  ...................................................................................................................17

INDEX OF EXHIBITS  ............................................................................................................18

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          DOMAIN ENERGY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                   (Note 1)
                      (in thousands, except share data)

                                                                                                           Successor
                                                                                               ----------------------------------
                                                                                               September 30,         December 31,
                                                                                                   1997                1996
                                                                                                ---------            --------
                                                                                                (unaudited)
                        ASSETS
Cash and cash equivalents ...............................................................       $   3,668            $     36
Restricted certificate of deposit .......................................................            --                 8,000
Accounts receivable .....................................................................           8,197              19,456
IPF Program notes receivable, current portion ...........................................           9,460               7,874
Other notes receivable ..................................................................           5,400                --
Prepaid and other assets ................................................................           2,072               1,525
                                                                                                ---------            --------
       Total current assets .............................................................          28,797              36,891
IPF Program notes receivable ............................................................          31,511              13,836
Oil and natural gas properties, full cost method ........................................         114,884              66,176
Less:  Accumulated  depreciation, depletion and amortization ............................         (10,196)               --
Investments and other assets ............................................................           3,545               5,526
                                                                                                ---------            --------
       Total  assets ....................................................................       $ 168,541            $122,429
                                                                                                ---------            --------
                      LIABILITIES
Accounts payable ........................................................................       $  10,266            $ 14,018
Accrued expenses ........................................................................             146                  42
Current maturities of long-term debt ....................................................            --                24,900
                                                                                                ---------            --------
       Total  current liabilities .......................................................          10,412              38,960
Long-term debt ..........................................................................          32,944              54,512
Deferred income taxes ...................................................................           2,597                --
                                                                                                ---------            --------
       Total  liabilities ...............................................................          45,953              93,472
Minority interest .......................................................................             554                 380
                 STOCKHOLDERS' EQUITY
Common Stock
   $0.01 par value, 15,080,000 shares authorized and 7,177,681 issued and outstanding at December 31, 1996 and 25,000,000 shares authorized, 14,610,121 issued and 14,607,729 outstanding
      at September 30, 1997  ............................................................             146                  72
Additional paid-in capital ..............................................................         120,456              28,505
Treasury stock ..........................................................................             (10)               --
Notes receivable - stockholders .........................................................            (546)               --
Retained earnings .......................................................................           1,988                --
                                                                                                ---------            --------
       Total  stockholders' equity ......................................................         122,034              28,577
                                                                                                ---------            --------
       Total  liabilities and stockholders' equity ......................................       $ 168,541            $122,429
                                                                                                ---------            --------

The accompanying notes are an integral part of the consolidated and combined financial statements.

                          DOMAIN ENERGY CORPORATION
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                   (Note 1)
                    (in thousands, except per share data)
                                 (Unaudited)

                                                                           For the three months               For the nine months
                                                                       -----------------------------       -------------------------
                                                                       Successor        Predecessor        Successor     Predecessor
                                                                          1997              1996              1997           1996
                                                                        -------          --------           -------        -------
REVENUE
Oil and natural gas ..........................................          $11,505          $ 12,575           $33,344        $40,674
IPF Activities ...............................................            1,651             1,052             3,356          3,627
Other ........................................................              515               (63)               34             59
                                                                        -------          --------           -------        -------
             Total revenues ..................................           13,671            13,564            36,734         44,360
                                                                        -------          --------           -------        -------

EXPENSES
Lease operating ..............................................            4,569             2,591            10,182          6,703
Production and severance taxes ...............................              312               448             1,054          1,009
Depreciation, depletion and amortization .....................            4,260             6,960            10,688         19,072
General and administrative, net ..............................              934               523             2,571          2,605
Corporate overhead allocation ................................             --                 995              --            2,702
Stock compensation ...........................................              275              --               4,485           --
                                                                        -------          --------           -------        -------
             Total operating expenses ........................           10,350            11,517            28,980         32,091
Income from operations .......................................            3,321             2,047             7,754         12,269
Interest expense .............................................              504                39             2,848             39
                                                                        -------          --------           -------        -------
Income before taxes ..........................................            2,817             2,008             4,906         12,230
Income tax provision .........................................            1,183             1,026             2,918          4,639
                                                                        -------          --------           -------        -------
Net income ...................................................          $ 1,634          $    982           $ 1,988        $ 7,591
                                                                        -------          --------           -------        -------

Net income per common share- primary and
     fully diluted ...........................................          $  0.11              --             $  0.18           --
Weighted average common and common
  equivalent shares outstanding
     Primary .................................................           15,311              --              11,021           --
     Fully diluted ...........................................           15,332              --              11,026           --

The accompanying notes are an integral part of the consolidated and combined financial statements.

                          DOMAIN ENERGY CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Note 1)
                                (in thousands)
                                 (Unaudited)

                                                                Additional       Notes                                    Total
                                                   Common         Paid in     Receivable -   Treasury    Retained     Stockholders'
                                                    Stock         Capital     Stockholders     Stock     Earnings        Equity
                                                     ----        --------        -----         ----       ------        ---------
Balance at December 31, 1996 ................        $ 72        $ 28,505         --            --          --          $  28,577
Sale of common stock ........................          74          87,466         (546)         --          --             86,994
Purchase of common stock ....................         --             --           --            (10)        --                (10)
Stock compensation ..........................         --            4,485         --            --          --              4,485
Net income ..................................         --             --           --            --         1,988            1,988
                                                     ----        --------        -----         ----       ------        ---------
Balance at September 30, 1997 ...............        $146        $120,456        $(546)        $(10)      $1,988        $ 122,034
                                                     ====        ========        =====         ====       ======        =========

The accompanying notes are an integral part of the consolidated and combined financial statements.

                          DOMAIN ENERGY CORPORATION
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (NOTE 1)
                                (in thousands)
                                 (Unaudited)

                                                                  Nine months ended
                                                                     September 30,
                                                                ----------------------
                                                                Successor  Predecessor
                                                                  1997        1996
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $  1,988    $  7,591
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization .............     10,688      19,072
       Stock compensation ...................................      4,485        --
       Deferred income taxes ................................      2,597       1,197
       Minority interest ....................................        174        --
Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable ...........      4,625      (4,796)
       Increase in prepaid and other current
           assets ...........................................       (547)        (95)
       Decrease in accounts payable and accrued
           expenses .........................................     (5,148)     (1,111)
                                                                --------    --------
Net cash provided by operating activities ...................     18,862      21,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil and natural gas properties ................    (20,811)    (27,192)
Investment in Funds Acquisition .............................    (28,660)       --
Proceeds from sale of oil and natural gas properties ........      2,978       1,389
Proceeds from sale of equity investments ....................      2,222        --
IPF Program investments of capital (notes
   receivable) ..............................................    (27,527)    (11,941)
IPF Program return of capital (notes receivable) ............      8,266       2,515
Proceeds from sale of restricted certificate of deposit            8,000        --
Investment and other assets .................................       (229)       (591)
                                                                --------    --------
Net cash used in investing activities .......................    (55,761)    (35,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings ...............................     28,004       4,094
Repayment of debt borrowings ................................    (74,457)       (756)
Advances from Parent, net ...................................       --        12,722
Issuance of common stock, net ...............................     86,984        --
                                                                --------    --------
Net cash provided by financing activities ...................     40,531      16,060
Increase in cash and cash equivalents .......................      3,632       2,098
Cash and cash equivalents, beginning of period ..............         36        --
                                                                --------    --------
Cash and cash equivalents, end of period ....................   $  3,668    $  2,098
                                                                --------    --------
        Supplemental non-cash disclosure related to sale of equity investments:
            Reduction in receivables                            $  7,622
            Additional note receivable                          $  5,400

The accompanying notes are an integral part of the consolidated and combined financial statements.

                          DOMAIN ENERGY CORPORATION
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      Through December 11, 1996, Tenneco Ventures Corporation ("Ventures") and Tenneco Gas Production Corporation ("Production" and together with Ventures, the "Tenneco Entities") were indirect subsidiaries of Tenneco, Inc. ("Tenneco"). As a result of a merger between Tenneco and a subsidiary of El Paso Natural Gas Company ("El Paso"), Ventures and Production became wholly owned indirect subsidiaries of El Paso for the period from December 12, 1996 to December 31, 1996. On December 31, 1996, Domain Energy Corporation ("Domain") acquired all of the outstanding common stock of Ventures and Production (the "Acquisition"). Domain was incorporated in Delaware in December 1996 to acquire such common stock and had no operations prior to the Acquisition.

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

      ASSETS:
            Accounts receivable - trade ...................           $  19,456
            IPF Program notes receivable ..................              21,710
            Oil and gas properties ........................              66,176
            Other assets ..................................               5,658
                                                                      ---------
                  Total assets ............................           $ 113,000

      LIABILITIES:
            Accounts payable ..............................           $ (10,624)
            Long-term debt ................................              (6,212)
                                                                      ---------
                  Total liabilities .......................           $ (16,836)
                                                                      =========

      The financial statements of the Tenneco Entities for the three and nine month periods ended September 30, 1996 have been combined to reflect their combined historical results of operations.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three and nine month periods ended September 30, 1996 as if the Acquisition had occurred at the beginning of 1996 (in thousands):

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30, 1996          SEPTEMBER 30, 1996
                                 ------------------          -------------------
            Revenues             $      13,564               $      44,360
            Net income           $       2,193               $      10,669

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

                          DOMAIN ENERGY CORPORATION
    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)
                                 (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated balance sheet at September 30, 1997 and the consolidated and combined statements of income, stockholders' equity and cash flows included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The consolidated balance sheet at December 31, 1996 is derived from the December 31, 1996 audited balance sheet, but does not include all disclosures required by generally accepted accounting principles. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have also been omitted from the interim financial statements pursuant to such SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited annual financial statements included at pages F-2 through F-21 in the Company's Registration Statement on Form S-1 (#333-24641), effective June 23, 1997.

3.    SALE OF NON-CORE ASSETS

        On April 9, 1997, the Company sold its interest in a natural gas development project located in northwest Michigan (the "Michigan Development Project"). The Company received $2.2 million in cash and expects to receive an additional $5.4 million from the payment of an interest-bearing note receivable. The aggregate sales price approximated the Company's book value.

      Additionally, during the first nine months of 1997, the Company received $3.0 million from the sale of other non-core assets.

4.    NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) in February 1997. SFAS 128, which is effective for periods ended after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB No. 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB No. 15. Pro forma basic and diluted EPS for the three and nine months ended September 30, 1997, assuming that SFAS No. 128 was effective as of the beginning of the year, are presented below.


                                 THREE MONTHS ENDED          NINE MONTHS ENDED
Earnings per common share:       SEPTEMBER 30, 1997          SEPTEMBER 30, 1997
                                 ------------------          -------------------
            Basic                $        0.11               $       0.19
            Diluted              $        0.11               $       0.18

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No.
131). SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is continuing to evaluate what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

                          DOMAIN ENERGY CORPORATION
    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)
                                 (UNAUDITED)


5.    FUNDS ACQUISITION

        On July 1, 1997, the Company consummated the acquisition (the "Funds Acquisition") of certain property interests from three unaffiliated institutional investors. Such interests are primarily located in the Gulf Coast region and, as of January 1, 1997, had combined proved reserves of approximately
33.0 Bcfe. The interests also include 18,209 net undeveloped leasehold acres. The aggregate purchase price for the interests was approximately $28,660,000, which was paid in cash with a portion of the net proceeds of the initial public offering of the Company's common stock consummated on June 27, 1997.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended September 30, 1997 and 1996 as if the Funds Acquisition had occurred at the beginning of 1996. The 1996 pro forma amounts also give effect to the Acquisition discussed in Note 1.

                                                 (in thousands)
                                  NINE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                 ------------------         ------------------
            Revenues              $   42,755                  $   54,679
            Net income            $    3,169                  $   13,690
            Net income per share  $     0.29                       N/A

6.    EQUITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following review of operations for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (#333-24641), effective June 23, 1997.

RESULTS OF OPERATIONs

        The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and average expenses for the Company's oil and natural gas operations for the periods shown:

                                                                        For the three months                 For the nine months
                                                                         ended September 30,                 ended September 30,
                                                                     ----------------------------        ---------------------------
                                                                     Successor        Predecessor        Successor       Predecessor
                                                                       1997              1996              1997              1996
                                                                     --------          --------          --------          --------
FINANCIAL DATA (IN THOUSANDS):
Revenues:
   Natural Gas .............................................         $  8,511          $  9,494          $ 25,362          $ 33,410
   Oil and condensate ......................................            2,994             3,081             7,982             7,264
   IPF Activities (1) ......................................            1,651             1,052             3,356             3,627
Total revenues .............................................           13,671            13,564            36,734            44,360
Total operating expenses ...................................           10,350            11,517            28,980            32,091
                                                                     --------          --------          --------          --------
Operating income ...........................................         $  3,321          $  2,047          $  7,754          $ 12,269
                                                                     --------          --------          --------          --------

Net income .................................................         $  1,634          $    982          $  1,988          $  7,591
Net cash provided by operating
     activities ............................................         $  9,811          $ 11,594          $ 18,862          $ 21,858
Net cash used in investing
     activities ............................................         $(48,969)         $(10,062)         $(55,761)         $(35,820)
Net cash provided by financing
     activities ............................................         $ 10,868          $    566          $ 40,531          $ 16,060

NON-GAAP FINANCIAL DATA
(IN THOUSANDS):
Cash flow from operations before changes in
  working capital ..........................................         $  7,232          $  7,751          $ 19,932          $ 27,860

     EBITDA (2) ............................................         $  7,856          $  9,007          $ 22,927          $ 31,341
     IPF Program return of capital (3) .....................         $  2,682          $  1,294          $  8,266          $  2,515
     EBITDA plus IPF Program return
        of capital .........................................         $ 10,538          $ 10,301          $ 31,193          $ 33,856

PRODUCTION VOLUMES:
       Natural gas (MMcf) ..................................            4,111             5,323            11,166            16,707
       Oil and condensate (MBbls) ..........................              180               170               459               409
       Total (MMcfe) .......................................            5,191             6,344            13,920            19,162

AVERAGE REALIZED PRICES: (4)
       Natural gas  (per Mcf) ..............................         $   2.07          $   1.78          $   2.27          $   2.00
       Oil and Condensate (per Bbl) ........................         $  16.63          $  18.12          $  17.39          $  17.76

EXPENSES (PER Mcfe):
       Lease operating .....................................         $   0.87          $   0.41          $   0.72          $   0.35
       Production and severance taxes ......................         $   0.06          $   0.07          $   0.08          $   0.05
       Depreciation, depletion and
          amortization .....................................         $   0.79          $   1.10          $   0.73          $   1.00
       General and administrative, net (5) .................         $   0.15          $   0.10          $   0.13          $   0.12

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

(5) Includes production attributable to properties managed for the Funds for the periods indicated and excludes fees received from investors and overhead allocations from Tenneco. Including Tenneco allocations average net general and administrative expenses per Mcfe for the three and nine month periods ended September 30, 1996 would be $0.23 and $0.24, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

   Oil and natural gas revenues decreased from $12.6 million in the third quarter of 1996 to $11.5 million in the third quarter of 1997, a decrease of $1.1 million, or 8.5%. Production volumes for oil and condensate increased from 170 MBbls in the third quarter of 1996 to 180 MBbls in the third quarter of 1997, an increase of 10 MBbls, or 5.9%. Production volumes for natural gas decreased from 5.3 Bcf in the third quarter of 1996 to 4.1 Bcf in the third quarter of 1997, a decrease of 1.2 Bcf, or 22.8%. The decrease in natural gas production was primarily due to natural declines in production from certain fields as well as the sale of the ATP Partnership and the Cage Ranch properties. This was partially offset by an increase in production resulting from the Funds Acquisition. The decrease in total production decreased revenues by $2.0 million. This was partially offset by a 16.3% increase in the average realized price received for the Company's natural gas and a 8.2% decrease in the average realized price received for the Company's oil and condensate. These changes in realized prices increased revenues by $0.9 million.

    The Company realized an average oil price of $17.45 per Bbl and an average gas price of $2.24 per Mcf for the third quarter of 1997. Net of hedging results, the Company realized average prices of $16.63 per Bbl and $2.07 per Mcf, respectively. For the third quarter of 1996, the Company realized an average oil price of $20.22 per Bbl and an average gas price of $2.22 per Mcf. Net of hedging results, the Company realized average prices of $18.12 per Bbl and $1.78 per Mcf, respectively.

    Revenues from IPF Activities increased from $1.1 million in the third quarter of 1996 to $1.7 million in the third quarter of 1997, an increase of $0.6 million, or 56.9%. This was the result of increased financing activities.

    Lease operating expenses increased from $2.6 million in the third quarter of 1996 to $4.6 million in the third quarter of 1997, an increase of $2.0 million, or 76.3%. Lease operating expenses were higher in the third quarter of 1997 compared to the third quarter of 1996 primarily due to an increase in workover expense of $0.8 million and an increase of $0.7 million relating to the Funds Acquisition completed on July 1, 1997. On a per Mcfe basis, lease operating expenses increased from $0.41 in the third quarter of 1996 to $0.88 in the third quarter of 1997, an increase of $0.47, or 121.9%. The increase in lease operating expenses per Mcfe was primarily the result of decreased production volumes ($0.22) and increased workover expense ($0.19).

    Depreciation, depletion and amortization ("DD&A") expense declined from $7.0 million in the third quarter of 1996 to $4.3 million in the third quarter of 1997, a decrease of $2.7 million, or 38.8%. This was the result of lower oil and gas production volumes and a 28.2% decrease in the DD&A rate resulting from the Acquisition and favorable finding costs in the third quarter, partially offset by an increase in the rate due to the Funds Acquisition.

    General and administrative expense increased from $0.5 million in the third quarter of 1996 to $0.9 million in the third quarter of 1997, an increase of $0.4 million, or 78.6%. This increase was primarily due to a decrease in the percentage of general and administrative expense capitalized and a decrease in management fees received for funds management.

   The corporate overhead allocation decreased from $1.0 million in the third quarter of 1996 to zero in the third quarter of 1997 due to the Acquisition and elimination of Tenneco's allocated overhead.

    Stock compensation expense increased from zero in the third quarter of 1996 to $0.3 million in the third quarter of 1997 due to the implementation of the 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan").

    Income tax expense increased from $1.0 million in the third quarter of 1996 to $1.2 million in the third quarter of 1997. This increase was primarily due to an increase in income before taxes from $2.0 million in the third quarter of 1996 to $2.8 million in the third quarter of 1997.

   Net income was $1.0 million in the third quarter of 1996 compared to $1.6 million in the third quarter of 1997 as a result of the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

   Oil and natural gas revenues decreased from $40.7 million for the nine months ended September 30, 1996 to $33.3 million for the nine months ended September 30, 1997, a decrease of $7.4 million or 18.0%. Production volumes for oil and condensate increased from 409 MBbls for the nine months ended September 30, 1996 to 459 MBbls for the nine months ended September 30, 1997, an increase of 50 MBbls, or 12.2%. Production volumes for natural gas decreased from 16.7 Bcf for the nine months ended September 30, 1996 to 11.2 Bcf for the nine months ended September 30, 1997, a decrease of 5.5 Bcf, or 33.2%. The decrease in natural gas production was primarily due to natural declines in production from certain fields as well as the sale of the ATP Partnership and the Cage Ranch properties. This was partially offset by an increase in production relating to the Funds Acquisition. The decrease in total production decreased revenues by $10.2 million. This was partially offset by a 2.1% decrease in realized oil prices and a 13.5% increase in realized natural gas prices. These increases in prices increased revenues by $2.8 million.

    The Company realized an average oil price of $18.82 per Bbl and an average gas price of $2.34 per Mcf for the nine months ended September 30, 1997. Net of hedging results, the Company realized average prices of $17.39 per Bbl and $2.27 per Mcf, respectively. For the nine months ended September 30, 1996, the Company realized an average oil price of $19.63 per Bbl and an average gas price of $2.39 per Mcf. Net of hedging results, the Company realized average prices of $17.76 per Bbl and $2.00 per Mcf, respectively

    Revenues from IPF Activities decreased from $3.6 million for the nine months ended September 30, 1996 to $3.4 million for the nine months ended September 30, 1997, a decrease of $0.2 million, or 7.5%. This was the result of $1.5 million recorded in the second quarter of 1996 for fees earned related to prepayments on two GasFund financings. Excluding the effect of these fees, revenues from IPF Activities increased by $1.3 million, or 61.9%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily due to increased financing activities.

   Lease operating expenses increased from $6.7 million for the nine months ended September 30, 1996 to $10.2 million for the nine months ended September 30, 1997, an increase of $3.5 million, or 51.9%. Lease operating expenses were higher for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily from an increase of $0.9 million as a result of the Wasson Field acquisition completed in June 1996, an increase of $0.8 million in workover expense, and an increase of $0.7 million relating to the Funds Acquisition completed on July 1, 1997. The Wasson Field, which is in tertiary recovery, had a relatively low purchase price based on reserves, but relatively high lease operating expenses. On a per Mcfe basis, lease operating expenses increased from $0.35 for the nine months ended September 30, 1996 to $0.72 for the nine months ended September 30, 1997, an increase of $0.37, or 105.7%. The increase in lease operating expenses per Mcfe was primarily due to decreased production volumes ($0.17), increased workover expenses ($0.07) and an increase as a result of the Wasson Field acquisition ($0.07).

    DD&A expense declined from $19.1 million for the nine months ended September 30, 1996 to $10.7 million for the nine months ended September 30, 1997, a decrease of $8.4 million, or 44.0%. This was the result of lower oil and gas production volumes and a 27.0% decrease in the DD&A rate. The reduced DD&A rate was the result of reduced cost basis attributable to the Company's oil and gas properties purchased in the Acquisition, partially offset by an increase in the rate due to the Funds Acquisition.

    General and administrative expense was $2.6 million for both the nine months ended September 30, 1996 and the nine months ended September 30, 1997. General and administrative expense, before capitalization and management fees, decreased by $0.9 million for the nine months ended September 30, 1997 as compared to the same period in 1996. However, this decrease was offset entirely by decreases in the percentage capitalized and management fees received.

   The corporate overhead allocation decreased from $2.7 million for the nine months ended September 30, 1996 to zero for the nine months ended September 30, 1997 due to the Acquisition and elimination of Tenneco's allocated overhead.

   Stock compensation expense increased from zero for the nine months ended September 30, 1996 to $4.5 million for the nine months ended September 30, 1997 due to the implementation of the Stock Purchase and Option Plan.

    Income tax expense decreased from $4.6 million for the nine months ended September 30, 1996 to $2.9 million for the nine months ended September 30, 1997, a decrease of $1.7 million, or 37.1%. This decrease was primarily due to a decrease in income before taxes from $12.2 million for the nine months ended September 30, 1996 to $4.9 million for the nine months ended September 30, 1997. This decrease was partially offset by an increase in the effective tax rate from 38% for the nine months ended September 30, 1996 to 59% for the nine months ended September 30, 1997. This increase in the effective tax rate was due to the tax treatment of certain portions of stock compensation expense.

   Net income was $7.6 million for the nine months ended September 30, 1996 compared to $2.0 million for the nine months ended September 30, 1997 as a result of the factors described above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

    As of September 30, 1997, the Company had cash and cash equivalents of approximately $3.7 and working capital of approximately $18.4 million. During the third quarter of 1997, the Company's primary sources of cash were from the completion of its initial public offering on July 9, 1997, proceeds from debt borrowings and cash from operating activities. The primary uses of cash were for the Funds Acquisition, exploration and development capital expenditures, IPF Program investments and repayment of debt.

   The Company had net cash inflows of $3.6 million for the nine months ended September 30, 1997, which consisted primarily of net cash inflows from the issuance of common stock of $87.0 million, the sale of a restricted certificate of deposit for $8.0 million, debt borrowings of $28.0 million, sale of non-core assets of $5.2 million, IPF Program return of capital of $8.3 million and net cash from operations of $18.9 million. These net cash inflows were offset by debt repayments of $74.5 million, the Funds Acquisition purchase price of $28.6, exploration and development capital expenditures of $20.8 million and IPF Program expenditures of $27.5 million.

   Net cash provided by operating activities decreased by $3.0 million to $18.9 million for the nine months ended September 30, 1997 from $21.9 million for the nine months ended September 30, 1996, primarily due to lower natural gas production and increased lease operating expense, offset by higher natural gas prices and the elimination of Tenneco's corporate overhead allocation.

   Cash flows used in investing activities for the nine months ended September 30, 1997 increased by $20.0 million to $55.8 million from $35.8 million for the nine months ended September 30, 1996, primarily due to increased acquisition, exploration and development capital expenditures and increased IPF Program investments, offset by proceeds from the sale of a restricted certificate of deposit, IPF Program return of capital and sales of non-core assets.

    Total capital expenditures, including the IPF Program, were $77.0 million for the nine months ended September 30, 1997. The Company's capital expenditure budget for 1997 is approximately $125.0 million, and the Company expects to spend the full budget for acquisitions, exploration and development capital expenditures and IPF Program investments during 1997. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions, future acquisitions and IPF Program activity. The Company expects to selectively pursue acquisition opportunities where it believes significant operating improvement or exploration and exploitation potential exists.

   The Company expects to fund its activities for the remainder of 1997 through a combination of cash flow from operations and the use of its revolving credit facilities to borrow funds required from time to time to supplement internal cash flows. Effective as of October 16, 1997, the borrowing base under the IPF Program Credit Facility was increased to $30 million. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with borrowings under the revolving credit facilities and cash provided by operating activities, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

    On July 9, 1997, Credit Suisse First Boston Corporation exercised a portion of its over-allotment option granted pursuant to the underwriting agreement and purchased an additional 303,400 shares of the Company's common stock. The Company realized net proceeds of $3,809,187 upon consummation of such transaction. The following table shows the use of the net proceeds received:

     USE OF PROCEEDS (IN MILLIONS)
     -----------------------------
               Repayment of debt    $ 3.7
               Working capital        0.1

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On April 29, 1997, MarkWest Michigan, Inc. ("MarkWest") filed a demand for arbitration with the American Arbitration Association seeking to enforce its alleged preferential purchase right with respect to the Michigan Development Project and claiming that the sale by the Company of its interest in a portion of the Michigan Development Project should be declared void. The Company believes that MarkWest's claim has no merit. On May 13, 1997, the Company filed an action in the District Court of Harris County, Texas (234 Judicial District) against MarkWest seeking to stay the arbitration proceedings initiated by MarkWest on the basis that the Company was never a party to the agreement under which MarkWest alleges it has the right to arbitrate its dispute with the Company. Subsequently, MarkWest filed an amended demand for arbitration, which dismissed the Company and named Michigan Energy Company as sole respondent. Currently, the arbitration proceedings are enjoined by an injunctive order issued by the District Court of Harris County, Texas.

ITEM 2. CHANGE IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         See Index of Exhibits for a list of those exhibits filed herewith, which index only includes those contracts executed or becoming effective during the most recent period reflected in this Report as allowed pursuant to Instruction 2 to Item 601(b)(10) of Regulation S-K.

   (b) The Company filed the following report on Form 8-K during the third quarter of 1997:

         DATE OF REPORT    DESCRIPTION OF EVENT
         --------------    ---------------------
         July 1, 1997      Acquisition of significant assets. No
                           financial statements were filed in connection therewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DOMAIN ENERGY CORPORATION

   November 4, 1997                                /S/ RICK G. LESTER
                                                   -------------------------
                                                       Rick G. Lester
                                                       Vice President, Chief
                                                       Financial Officer and
                                                       Treasurer

                                INDEX OF EXHIBITS


         EXHIBIT  NO.      DESCRIPTION
              3.1          Amended and Restated Certificate of Incorporation of
                           the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

              3.2          Second Amended and Restated By-laws
                           of the Company (incorporated by reference to Exhibit
                           3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
                                      .
             11.1          Statement Re Computation of Per Share
                           Earnings.

             27.1          Financial Data Schedule.