Form 10-K405
period 1997-12-31
DOMAIN ENERGY CORP
filed 1998-03-27
CIK 1037192

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                              REGISTERED
-----------------------------------------         ------------------------------
Common Stock,  Par Value $0.01 Per Share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 18, 1998, based on the closing price on the New York Stock Exchange composite tape on such date of $12 7/8, was $89,635,377.

As of March 18, 1998, there were 15,107,719 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to the 1998 Annual Meeting of Stockholders to be held on May 12, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III of this form.

                            DOMAIN ENERGY CORPORATION

                                Table of Contents

                                                                                              PAGE

                                     PART I

 Items 1. and 2. Business and Properties ................................................       1


 Item 3.         Legal Proceedings ......................................................      18


 Item 4.         Submission of Matters to a Vote of Security Holders ....................      19


                 Executive Officers of the Registrant ...................................      19

                                     PART II

 Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters ..      20


 Item 6.         Selected Financial Data ................................................      21



 Item 7.         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .........................................      22

 Item 8.         Financial Statements and Supplementary Data ............................      34


 Item 9.         Changes in and Disagreements with Accountants and Financial Disclosure        57


                                    PART III

 Item 10.        Directors and Executive Officers of the Registrant .....................      58

 Item 11.        Executive Compensation .................................................      58


 Item 12.        Security Ownership of Certain Beneficial Owners and Management .........      58

 Item 13.        Certain Relationships and Related Transactions .........................      58


 Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K ........      59

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL DEVELOPMENT OF BUSINESS

        Domain Energy Corporation ("Domain" or the "Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties. The Company's operations are concentrated principally in the Gulf of Mexico and Gulf Coast regions. The Company complements these activities with its Independent Producer Finance Program (the "IPF Program") pursuant to which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests. Certain terms relating to the oil and gas business are defined in the "Glossary" section of this report. During 1997, approximately 91% of the Company's revenue was generated by oil and natural gas sales and approximately 9% of the Company's revenue was generated by the IPF Program. The Company's future growth will be driven by development, exploitation drilling on its existing properties, by an active exploration program, by the continuation of an opportunistic acquisition strategy in the Gulf of Mexico and Gulf Coast regions and by further expansion of the IPF Program.

        The Company was formed in December 1996 and incorporated in the state of Delaware by the management of Tenneco Ventures Corporation and an affiliate of First Reserve Corporation to acquire (the "Acquisition") Tenneco Ventures Corporation and certain of its affiliates (collectively, "Tenneco Ventures"). Senior management of the Company established Tenneco Ventures in 1992 as a separate business unit of its former parent, Tenneco Inc. ("Tenneco"), to engage in exploration and production, oil and gas program management, producer financing and related activities. The majority of the Company's executive officers, including the CEO, are veterans of the Tenneco organization.

        In June 1997 the Company completed an initial public offering of its Common Stock (the "IPO"), generating net proceeds of $87.8 million, $28.7 million of which were used to fund an acquisition (the "Funds Acquisition") of oil and gas property interests from the participants in two investment programs formerly managed by the Company and $56.1 million of which was used to repay a substantial portion of the bank debt incurred to finance the Acquisition.

        GEOGRAPHIC FOCUS. The Company concentrates its primary oil and gas activities in the Gulf Coast region, specifically in state and federal waters off the coasts of Texas and Louisiana. The Company believes this region is attractive for future development, exploration and acquisition activities due to the availability of seismic data, significant reserve potential and a well developed infrastructure. The Company's relationships with major oil companies and independent producers operating in the region allow continued access to new opportunities. This geographic focus has enabled the Company to build and utilize a base of region-specific geological, geophysical, engineering and production expertise. The Company's geographic focus allows it to manage its asset base with relatively few employees, thus permitting the Company to control expenses and add Gulf Coast production at a relatively low incremental cost. The Company engages in IPF Program activities throughout the producing regions of the United States, with a principal geographic focus in the Gulf Coast region.

        ACQUISITION OF PROPERTIES WITH UNDEREXPLOITED VALUE. The Company employs an acquisition strategy targeted primarily at purchases of Gulf Coast region producing properties from major oil companies and large independents. These properties provide opportunities to increase reserves, production and cash flow through development and exploitation drilling and lease operating expense reduction. The Company manages its acquired properties by working proactively with its joint interest partners to accelerate development, identify exploitation opportunities and implement cost controls on these properties.

        DEVELOPMENT, EXPLOITATION AND EXPLORATION. The Company's ability to integrate geophysics with detailed geology, reservoir engineering and production engineering allows it to identify multiple development and exploratory prospects in mature producing fields that were not identifiable through earlier technologies. The Company currently employs 12 geoscientists with an average experience level of more than 16 years and operates eight geophysical workstations interpreting 3-D seismic data over 13 fields and five exploratory programs.

        The Company has assembled a multiyear inventory of development, exploitation and exploratory drilling opportunities in the Gulf Coast region and has identified more than 72 drilling and recompletion opportunities for 1998. Many of the properties comprising this inventory are located in fields that have well-established production histories. The Company believes these properties may yield significant additional recoverable reserves through the application of advanced exploration and development technologies. The Company participated in the drilling of 11 development wells and 28 exploratory wells in 1997, of which 91% and 61%, respectively, were successful.

        CONTINUED EXPANSION OF THE IPF PROGRAM. The Company has leveraged its expertise in oil and gas reserve appraisal and evaluation to develop and grow the IPF Program. The Company believes this program offers an attractive risk/reward balance and stable earnings. The oil and gas companies that establish a relationship with the Company through the IPF Program often come to view the Company as a prospective working interest partner for their drilling or acquisition projects. Management believes that the investment opportunities, market information and business relationships generated as a result of the IPF Program provide the Company with a strategic advantage over other independent oil and gas companies that are not engaged in this business. As a result of the Company's efficiency in originating and closing IPF Program transactions in the $0.5 to $5.0 million range, the Company currently encounters only limited competition from alternate sources of capital for investment in quality properties and projects of independent oil and gas companies.

        OIL AND GAS ASSETS. As of December 31, 1997, the Company had proved reserves of approximately 173.0 Bcfe, and its average daily production during 1997 was 54.3 MMcfe. Approximately 61% of these reserves were natural gas, and approximately 44% of proved reserves were classified as proved developed producing. As of December 31, 1997, the Company had a PV-10 Reserve Value of $148.8 million, which does not include reserve value attributable to the IPF program. As of December 31, 1997, the Company had transactions outstanding under the IPF Program of $49.8 million. The Company incurred capital expenditures of $131.3 million in 1997, including $40.2 million for investments in the IPF Program.

CERTAIN TRANSACTIONS

        MICHIGAN DISPOSITION. On April 9, 1997, the Company sold its interests in a natural gas development project located in northwestern Michigan (the "Michigan Development Project"). The Company views this transaction (the "Michigan Disposition") as a disposition of non-core assets and a further enhancement of its focus in the Gulf Coast region. The Company received $7.6 million in cash for its interest in the assets, net of debt repayment.

        The Company retained its interests in Oceana Exploration Company, L.C., a Michigan exploration company. See "Business and Properties -- Exploration -- Michigan."

        FUNDS ACQUISITION. On July 1, 1997, the Company consummated the acquisition ( the "Funds Acquisition") of certain property interests from three unaffiliated institutional investors ("Funds"). Such interests are primarily located in the Gulf Coast region and, as of January 1, 1997, had combined proved reserves of approximately 33.0 Bcfe. The interests also include 18,209 net undeveloped leasehold acres. The aggregate purchase price for the interests was approximately $28.4 million, which was paid in cash with a portion of the net proceeds of the initial public offering of the Company's common stock consummated on June 27, 1997. Upon completion of the Funds Acquisition, the Company is no longer active in gas program management and has no current plans to participate in this activity in the future.

        MOBILE BAY BLOCK 864 ACQUISITION. On November 13, 1997, the Company paid approximately $11.8 million to acquire an additional interest in the Mobile Bay Block 864 Unit, increasing its 11.85% working interest position to 33.59%. Located in shallow reservoirs off the Alabama coast, the field includes four natural gas wells and an offshore production platform producing 32 MMcf of natural gas per day.

        ARGENTINA. In November 1997, the Company formed Domain Argentina S.A. to explore for and acquire oil and natural gas reserves in Argentina. The Company owns a 50% interest in Domain Argentina S.A., which is currently evaluating both exploration and producing acreage for potential investment.

        THE GULFSTAR ACQUISITION. On December 15, 1997, the Company acquired all the outstanding capital stock of Gulfstar Energy, Inc. ("Gulfstar") and Mid Gulf Drilling Corp. ("Mid Gulf"), together, the "Gulfstar Acquisition". The aggregate purchase price of the companies was $16.6 million comprised of $8.6 million in cash and 499,990 shares of the Company's common stock valued at $16.00 per share. The acquisition includes a 3-D seismic database covering approximately 700 federal lease blocks in the shallow waters of the Gulf of Mexico. In addition, the acquisition added net production of 5 MMcf of natural gas per day to Domain's production base.

        THE OAKVALE ACQUISITION. On February 26, 1998, the Company acquired the Oakvale Field from Pioneer Natural Resources USA Inc. for an aggregate purchase price of $11.5 million. The field is comprised of five producing wells with working interests ranging from 46% to 61% and is located in Jefferson Davis County, Mississippi, approximately 100 miles north of New Orleans. Production from the five producing wells is 2.6 MMcf of natural gas per day, net to the Company's interest.

PRODUCER INVESTMENT ACTIVITIES

        The Company complements its exploration and production activities with its IPF Program through which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests. The IPF Program was established in 1993 and is funded by a combination of equity provided by the Company, cash flows generated by the IPF investments and funds borrowed under the IPF Credit Facility. The IPF Program enables independent producers to obtain nonrecourse financing through the sale to the Company of term overriding royalty interests. Transaction sizes for the program generally have ranged from $0.5 million to $5.0 million. From inception through December 31, 1997, the Company completed 60 transactions under the IPF Program. The Company's reserve estimates and reserve value shown throughout this report on Form 10-K does not include that attributable to the IPF Program. As of December 31, 1997, the Company estimates that the PV-10 Reserve Value attributable to the IPF Program assets was $61.8 million with approximately 30 Bcfe of oil and gas reserves.

        THE GASFUND. In May 1993, Ventures Corporation and EnCap Ventures 1993 Limited Partnership ("EnCap") finalized a partnership arrangement named the GasFund ("GasFund"). The GasFund was a financing vehicle that utilized bank debt supported by limited Company and EnCap credit enhancements, which provided production-based financing to independent producers for oil and gas projects generally exceeding $10.0 million. Revenues from IPF Activities reported elsewhere in this report on Form 10-K for the years 1996 and 1995 include the GasFund activities.

        Currently, there are no existing obligations and no outstanding transactions associated with the GasFund. As a result of the Company's assessment that the market to provide financing in amounts greater than $10.0 million is competitive to the point of unattractive returns, and the reduced credit enhancement capabilities of the Company as a result of the Acquisition, the Company does not anticipate participating in any future GasFund transactions.

PRODUCING PROPERTIES AND EXPLOITATION OF ASSETS

        The following table sets forth the net proved reserves and average daily production attributable to the Company's significant producing properties as of December 31, 1997: The reserve data set forth below does not include reserves attributable to the IPF Program.

                                              DECEMBER 31, 1997                       1997
                                                  RESERVES                    AVERAGE PRODUCTION
                                       ------------------------------- --------------------------------
                                            GAS   LIQUIDS     TOTAL         GAS   LIQUIDS        TOTAL
                                         (MMCF)    (MBBL)    (MMCFE)     (MCFD)    (BBLD)     (MCFED)
                                       ---------- --------- ---------- ---------  --------- -----------
 OFFSHORE FIELDS
          West Delta 30 ............... 10,544.3   2,338.0   24,572.5   1,044.3      578.1     4,512.9
          Matagorda Island 519 ........ 20,391.0      30.3   20,573.0   7,012.2       12.6     7,087.8
          Mobile Bay 864 .............. 13,604.0        --   13,604.0   2,147.8         --     2,147.8
          Vermilion 329 ...............  7,575.1        --    7,575.1   1,057.2         --     1,057.2
          West Cameron 206 ............  7,157.4      42.9    7,415.0     485.2        3.9       508.6
          Other ....................... 28,744.0     140.4   29,585.7  17,913.0      324.7    19,861.2

 ONSHORE FIELDS
          Wasson ......................     --     7,927.4   47,564.4     530.9      533.8     3,733.7
          Michigan ....................  6,375.8     511.4    9,444.2        --         --          --
          Other ....................... 10,556.3     359.8   12,715.3  13,459.9      317.9    15,367.3
                                       ---------- --------- ---------- ---------  --------- -----------
               Total                   104,947.9  11,350.2  173,049.2  43,650.5    1,771.0    54,276.5

        WEST DELTA 30. The West Delta 30 Field is located offshore Louisiana, approximately 65 miles south-southeast of New Orleans, in approximately 50 feet of water. The field was discovered in 1954 and has had over 200 wells drilled. Effective January 1, 1995, the Company acquired 70% of Shell's working interests in this field, which ranged from 50% to 100%. The field currently produces 21.4 MMcf of natural gas per day and 1,327 Bbls of oil per day (4.7 MMcf and 877 Bbls net to the Company's interest). Seneca Resources Corporation and Exxon Company, U.S.A are the operators of the field. During 1997, based on the Company's proposal and technical review, a successful development well and a successful exploration well were drilled. To date, the first completion in the development well has produced in excess of 1.5 Bcf of natural gas. The first recompletion of this well is being evaluated and is expected to occur in the first half of 1998. The exploration well was placed on production in February 1998 and is expected to reach a production rate of approximately 20 MMcfd of natural gas. One additional development well is currently drilling with another development well scheduled in 1998.

        MATAGORDA ISLAND 519. The Matagorda Island 519 Field is located offshore Texas, approximately 12 miles southeast of Matagorda County, in approximately 69 feet of water. The Company owns a 15.8% working interest in the unitized acreage and a 25% working interest in the non-unitized acreage in this field which is operated by Amoco Production Company. This field is currently producing 60.5 MMcf of natural gas per day and 91 Bbls of oil per day from three wells (7.9 MMcf and 12 Bbls net to the Company's interest). The Company and the operator are evaluating the drilling of a new well and a sidetrack of an idle well in an effort to access new reserves. Additionally, the Company acquired a 3-D seismic survey of this field in 1997.

        MOBILE BAY 864. The Mobile Bay 864 Field is located 42 miles southwest of Mobile, Alabama. The field is in 60 feet of water and produces from two four pile structures and two free standing conductors. The Company acquired an 11.85% working interest from British Gas Exploration of America in 1993. On November 13, 1997, the Company acquired an additional interest in the Mobile Bay Block 864 Unit, increasing its working interest position to 33.59%. The field is currently producing 29.7 MMcf of natural gas per day (8.3 MMcf net to the Company's interest). In 1998, the working interest owners expect to implement modifications to the compression system to maximize recovery and complete an evaluation for an acceleration well to boost production rates.

        VERMILION 329. The Vermilion 329 Field is located 122 miles southeast of Cameron, Louisiana. The field is in 220 feet of water and produces from one four-pile structure. The Company acquired a 48% working interest from Marathon Oil Company in 1993. The field is currently producing 4.9 MMcf of natural gas per day (1.8 MMcf net to the Company's interest). In 1998, the Company along with the operator, Basin Exploration Inc., will be pursuing one drilling opportunity and possibly one or two recompletions. In addition, the installation of compression is currently being evaluated.

        WEST CAMERON 206. The West Cameron 206 Field is located 36 miles south of Cameron, Louisiana and is in 50 feet of water. This field is currently produced from two wells. The first well began production in 1997 and currently produces at a rate of approximately 25 MMcf of natural gas per day and 200 Bbls of oil per day. In February 1998, the second well began producing at a rate of approximately 20 MMcf of natural gas per day and 125 Bbls of oil per day. Net to the Company's interest, production from these two wells is approximately 6.4 MMcf of natural gas per day and 48 Bbls of oil per day.

        WASSON. The Wasson Field (discovered in 1937) is located in Gaines and Yoakum Counties, Texas, approximately 80 miles northwest of Midland, Texas. In June 1996 the Company acquired from Kerr-McGee Corporation 34.7% and 0.17% working interests in the Cornell and Denver Units in this field, respectively. This field was initially waterflooded in 1965, and a CO2 flood was initiated in 1985 utilizing the water-alternating-gas injection method of enhanced oil recovery. The Cornell and Denver Units are currently operated by Exxon Company U.S.A and Altura Energy, Inc. (a joint venture between Shell Offshore Inc. and Amoco Producing Company), respectively. These two units are currently producing 43,869 Bbls of oil per day (515 Bbls net to the Company's interest). The Company has identified numerous infill locations for future development. Additionally, development of an upper gas-bearing zone has been proposed by Altura in the offsetting unit and, pending Texas Railroad Commission approval, may occur in 1998.

        MICHIGAN. Oceana Exploration Company, L.C ("Oceana"), a Texas limited liability company and 80% owned subsidiary of Domain, drilled two successful wildcat wells, the Nyman 1-18 and the Rood 1-23 in 1997. The wells tested at combined rates exceeding 15 MMcf of natural gas per day and 500 Bbls of condensate per day. Oceana holds a 53.7% working interest in these two wells. Production is expected to commence from both wells at an initial rate of approximately 10 MMcf of natural gas per day in the second quarter of 1998 when a regional pipeline extension is completed. In February 1998, the Company reached agreement to acquire the remaining 20% of Oceana and expects to close this transaction in the second quarter of 1998.

PRODUCTION, PRICES AND OPERATING EXPENSES

        The following table sets forth certain production volumes, the average realized prices and production expenses attributable to the Company's properties for 1997, 1996 and 1995. Detailed additional information concerning the Company's oil and gas production activities is contained in the supplemental financial information included in Note 14 to the Consolidated and Combined Financial Statements.

                                                     YEAR ENDED DECEMBER 31,
                                                  SUCCESSOR      PREDECESSOR
                                                  ---------   -----------------
                                                    1997       1996         1995
                                                  ---------   ---------   ------
 PRODUCTION VOLUMES:

          Natural gas (MMcf) ...............      15,932      21,192      18,065

          Oil and condensate (MBbls) .......         646         564         424

          Total (MMcfe) ....................      19,811      24,575      20,609

AVERAGE REALIZED PRICES: (1)
          Natural gas (per Mcf) ............  $     2.26  $     1.97  $     1.54


          Oil and condensate (per Bbl) .....  $    17.28  $    18.63  $    16.76


EXPENSES (PER MCFE):
          Lease operating expense (2) ......  $     0.74   $    0.42  $     0.39
          Production taxes .................  $     0.07   $    0.05  $     0.03

(1) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Hedging Activities."

(2) Lease operating expense per Mcfe increased to $0.74 in 1997 compared to $0.42 in 1996, or $0.32. This increase was primarily due to decreased production volumes ($0.14), increased workover expenses ($0.08) and an increase due to the Wasson Field acquisition ($0.06).

EXPLORATION

        EXPLORATION ASSETS

        The Company holds approximately 144,000 net acres located primarily in its core areas. As of December 31, 1997, this land position included 73,000 net undeveloped acres. This land position plus the seismic licenses owned by Gulfstar provide the resource base for the Company's exploration prospects. The following table summarizes the Company's acreage position as of December 31, 1997:


                                       TOTAL ACREAGE    DEVELOPED  UNDEVELOPED
                                    -------------------- ACREAGE     ACREAGE
                AREA                (GROSS)     (NET)     (NET)        (NET)
                                  ----------- --------- ------------ -----------
 Onshore:

        Alabama ..............        1,291          349         349        --
        Louisiana ............       57,653       14,125       6,048       8,077
        Michigan .............       15,090       13,601          60      13,541
        Mississippi ..........        3,485          808         581         227
        New Mexico ...........       26,763       10,999         797      10,202
        Texas ................       80,470       13,837       3,226      10,611
                                    -------      -------      ------      ------
Total Onshore ................      184,752       53,719      11,061      42,658
                                    -------      -------      ------      ------
Offshore:

        Alabama ..............       23,040        7,407       7,407        --
        Louisiana ............      164,368       61,012      32,431      28,581
        Texas ................       74,795       22,141      20,461       1,680
                                    -------      -------      ------      ------
Total Offshore ...............      262,203       90,560      60,299      30,261
                                    -------      -------      ------      ------
Total ........................      446,955      144,279      71,360      72,919
                                    =======      =======      ======      ======

        During 1997 the Company participated in 28 exploration wells with 17 completions, for a 61% success rate. In addition to the exploration that the Company may conduct on its existing properties, the Company intends to continue participation in exploration activities through various joint venture programs, including those summarized below.

        SHALLOW WATER GULF OF MEXICO. The Company, through its wholly owned subsidiary Gulfstar, operates a joint venture with a third party utilizing 3-D seismic data to explore for natural gas and oil in the shallow waters of the Gulf of Mexico. The seismic data covers 700 contiguous blocks over 5,500 square miles. Combined with Gulfstar's multi-disciplined technical approach, a large number of high quality 3-D supported drilling opportunities have been identified. Gulfstar has used this 3-D database to map prospective geologic trends by region across the Gulf of Mexico from the High Island Area of offshore Texas to the South Pelto Area of offshore Louisiana, a distance of 200 miles.

        SOUTHERN MISSISSIPPI - JERICHO. The Company owns a 25% working interest in a 3-D seismic program with a privately-held, independent exploration company. The exploration program will be targeting the Haynesville carbonate section across the Wiggins Uplift. Additional objectives exist above the main target, in the Cotton Valley Formation. The Company has 154,000 gross acres under lease and expects to shoot 70 square miles of 3-D seismic in 1998. The first exploration well is scheduled to be drilled in late 1998 or early 1999.

        MICHIGAN. Oceana Exploration Company, L.C. ("Oceana"), a Texas limited liability company and 80% owned subsidiary of Domain, operates this ongoing exploration play in Oceana County, Michigan. The Company has 11,000 acres under lease, controlling 25 prospects. The first two of these prospects were drilled in 1997, each resulting in a discovery that tested a combined gross daily rate of over 15 MMcf of natural gas and 500 Bbls of condensate. Four additional wells are planned for 1998. The Company has an average 56% working interest in the two discoveries and a 60% working interest in the ongoing exploration program. In February 1998, the Company reached agreement to acquire the remaining 20% of Oceana and expects to close this transaction in the second quarter.

HISTORICAL RESULTS

        Domain's exploration and development drilling activity since 1995 is set forth in the following table:

                                                YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                         1997            1996           1995
                                    --------------- ---------------- -----------
                                      GROSS   NET    GROSS   NET    GROSS   NET
                                    -------- ------ ------- ------ ------- -----
 OFFSHORE DRILLING ACTIVITY:
 Development:
       Productive .................    6.00   3.12    5.00   1.50    2.00   0.50
       Non-productive .............    1.00   1.00      --     --      --     --
                                      -----   ----   -----   ----   -----   ----
               Total ..............    7.00   4.12    5.00   1.50    2.00   0.50
Exploratory:
       Productive .................    2.00   0.45    2.00   0.60    4.00   1.30
       Non-productive .............    2.00   0.59    1.00   0.20    4.00   0.90
                                      -----   ----   -----   ----   -----   ----
               Total ..............    4.00   1.04    3.00   0.80    8.00   2.20

ONSHORE DRILLING ACTIVITY:
Development:
       Productive .................    4.00   1.27    2.00   0.30    4.00   0.70
       Non-productive .............      --     --    2.00   0.60    1.00   0.10
                                      -----   ----   -----   ----   -----   ----
               Total ..............    4.00   1.27    4.00   0.90    5.00   0.80
Exploratory:
       Productive .................   15.00   5.12   18.00   2.00   15.00   1.80
       Non-productive .............    9.00   2.57   12.00   1.70   25.00   4.60
                                      -----   ----   -----   ----   -----   ----
               Total ..............   24.00   7.69   30.00   3.70   40.00   6.40

        During 1997, the Company participated in drilling activities on 39 gross wells. Of the 39 (14.12 net) wells, 27 (9.96 net) are being completed, or have been completed, as commercial producers, and 12 (4.16 net) were dry holes. The Company had no wells drilling at December 31, 1997.

        The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 1997:

                                                        TOTAL PRODUCTIVE WELLS
                                                    ----------------------------
                                                        GROSS           NET
                                                    -------------  -------------
OFFSHORE

Natural gas .....................................         81.00          30.00

Oil .............................................         38.00          17.12
                                                     ----------    -------------
         Total ..................................        119.00          47.12


ONSHORE

Natural gas .....................................         50.00          11.71

Oil (1) .........................................        807.00          25.44
                                                     ----------    -------------
         Total ..................................        857.00          37.15


TOTAL OFFSHORE AND ONSHORE

Natural gas .....................................        131.00          41.70

Oil (1) .........................................        845.00          42.56
                                                     ----------    -------------
         Total ..................................        976.00          84.26
                                                     ==========    =============

(1) Includes 724 gross wells in the Wasson Field (Denver Unit) in which the Company holds a 0.17% working interest.

OIL AND NATURAL GAS RESERVES

        The following table summarizes the estimates of the Company's historical net proved reserves as of December 31, 1997, 1996 and 1995, and the present values attributable to these reserves at such dates. The reserve data and present values as of December 31, 1995 have been estimated by DeGolyer and MacNaughton ("D&M") and Netherland, Sewell & Associates, Inc. ("NSA"). The reserve data and present values as of December 31, 1996 have been estimated by
(i) NSA with respect to the West Delta 30 Field, (ii) by other third-party petroleum engineers with respect to the Michigan Development Project and (iii) by D&M with respect to all of the Company's other oil and natural gas properties. The reserve data and present values as of December 31, 1997 have been estimated by (i) NSA with respect to the West Delta 30 Field, (ii) by other third-party petroleum engineers with respect to the West Cameron 206 Field and
(iii) by D&M with respect to all of the Company's other oil and natural gas properties. See "Producing Properties and Exploitation of Assets". The reserve data set forth below does not include reserves or reserve value attributable to the IPF Program. At December 31, 1997, the Company estimates that the PV-10 Reserve Value attributable to IPF Program assets was $61.8 million.

                                                        AS OF DECEMBER 31,
                                                 -------------------------------
                                                  1997(2)    1996(1)(2)  1995(2)
                                                 -------------------------------
 PROVED RESERVES:

          Natural gas (MMcf) ..................   104,948     81,338     82,682
          Oil and condensate (MBbl) ...........    11,350     11,380      2,197
          Total (MMcfe) .......................   173,049    149,616     95,865
PROVED DEVELOPED PRODUCING RESERVES:

          Natural gas (MMcf) ..................    53,496     36,293     45,386
          Oil and condensate (MBbl) (5) .......     3,840      9,248      1,219
          Total (MMcfe) .......................    76,538     91,781     52,700

PV-10 Reserve Value (in thousands) ............  $148,789   $184,816   $103,931
Standardized measure of discounted future net
cash flows
(after-tax) (in thousands) ....................  $127,671   $154,424   $ 98,999

Reserve Life Index (in years) (3) .............      8.7x       6.0x       4.7x

RESERVE REPLACEMENT DATA:
          Finding Costs (per Mcfe) ............  $   0.94   $   0.25   $   1.02
          Production replacement ratio (4) ....    365.9%     217.9%     222.8%

(1) Includes the Company's proportionate share of reserves attributable to the Michigan Development Project.

(2) The present values as of December 31, 1997 were prepared using a weighted average WTI sales price of $18.70 per Bbl of oil and a Henry Hub sales price of $2.55 per MMbtu of natural gas and the present values as of December 31, 1996 and 1995 were prepared using a weighted average WTI sales price of $22.50 and $18.76 per Bbl of oil and Henry Hub sales prices of $3.38 and $3.30 per MMbtu of natural gas, respectively. In each case, present values reflect the impact of hedges in place at the respective dates.

(3) Calculated by dividing year-end proved reserves by annual actual production for the most recent year.

(4) Equals current period reserve additions through acquisitions of reserves, extensions and discoveries, and revisions to estimates divided by the production for such period.

(5) Proved developed producing reserves for oil and condensate decreased to 3.8 million barrels in 1997 compared to 9.2 million barrels in 1996, a decrease of
5.4 million barrels. This decrease was primarily the result of a reclassification of a portion of the reserves attributable to the Wasson Field from proved developed to proved undeveloped at year end 1997.

        The estimation of reserve data is a subjective process of estimating the recovery of underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of the available data, the assumptions made, and engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows therefrom necessarily depend upon a number of variable factors and assumptions, including historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Any such estimates are therefore inherently imprecise, and estimates by other engineers, or by the same engineers at a different time, might differ materially from those included herein. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in the estimates and it is likely that such variances will be significant. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flow therefrom being materially different from the estimates set forth in this report on Form 10-K. In addition, the Company's estimated reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices, operating and development costs and other factors.

        Estimates with respect to proved undeveloped reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

        The present value of future net cash flows shown above should not be construed as the current market value, or the market value as of December 31, 1997, or any prior date, of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

        The Company's PV-10 Reserve Value as of December 31, 1997 was prepared using a weighted average WTI sales price of $18.70 per Bbl of oil and a Henry Hub sales price of $2.55 per MMbtu of natural gas. These prices were substantially lower than prices used by the Company to calculate PV-10 Reserve Value as of December 31, 1996. The Company estimates that a substantial decline in prices relative to year-end 1997 would cause a substantial decline in the Company's PV-10 Reserve Value. For example, a $0.10 per MMbtu decline in natural gas prices, holding all other variables constant, would decrease the Company's December 31, 1997 PV-10 Reserve Value by approximately $7.8 million, or 5.3%, and a $1.00 per Bbl decline in oil and condensate prices would decrease the Company's PV-10 Reserve Value by approximately $4.0 million, or 2.7%. While the foregoing calculations should assist the reader in understanding the effect of a decline in oil and natural gas prices on the

Company's PV-10 Reserve Value, such calculations assume that quantities of recoverable reserves are constant and therefore would not be accurate if prices decreased to a level at which reserves would no longer be economically recoverable.

OIL AND GAS MARKETING

        The Company sells all of its natural gas production to third parties based on short-term index prices. The Company marketed volumes averaging 43.6 MMcf per day during 1997. During 1997, natural gas sold to El Paso Energy Marketing Company ("EPMC") accounted for approximately 57% of the Company's natural gas production with the remainder sold to various other third parties. In December 1997, the Company terminated its arrangement with EPMC and entered into a marketing arrangement with Cokinos Energy Corporation ("Cokinos") to purchase those gas volumes previously bought by EPMC.

        Natural gas sales averaged 43.6 MMcf per day in 1997 down from 58.1 MMcf per day in 1996. The average sales price for natural gas was $2.51 per Mcf, an increase of $0.10 per Mcf over 1996, or 4.1 % . This does not take into account any gains or losses from the Company's hedging activities.

        The Company also sells all of its crude oil and condensate production to third parties. Texon was the largest purchaser of the Company's crude oil and condensate during 1997, purchasing on average 1,272 MBbls per day, or 76%. Crude oil and condensate sales averaged 1,676 Bbls per day in 1997. The average prices realized for crude oil and condensate was $18.52 per Bbl, a decrease of $2.38 per Bbl from 1996, or 11.4%. This does not take into account any gains or losses from the Company's hedging activities.

        With regard to the Company's natural gas liquids ("NGLs"), NGL sales averaged 95 Bbls per day during 1997. In 1997, all of the Company's NGLs were purchased by various third parties. The average price realized for NGLs was $18.09 per Bbl, an increase of $1.67 per Bbl over 1996, or 10.2%.

RISK MANAGEMENT

        From time to time, the Company uses various hedging arrangements, predominately financial instruments, such as swaps, futures, options and collars to manage its commodity price risk. However, to the extent that the Company has an open position, the Company may be exposed to risk from fluctuating market prices. For additional information relating to risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Hedging Activities."

COMPETITION

        The Company encounters competition from other companies in all areas of its operations, including the acquisition of producing properties and its IPF Program. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs and, in the case of its IPF Program, affiliates of investment, commercial and merchant banking firms and affiliates of large interstate pipeline companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the oil and gas business for a much longer time than the Company. Such companies may be able to pay more for productive natural gas and oil properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future, and to grow its IPF Program, will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

SEASONALITY

        Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

REGULATION

        The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company's control. These factors include regulation of oil and natural gas production, federal, state and local laws and regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the supply of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or the lack of an available natural gas pipeline in the areas in which the Company conducts its operations. Federal, state and local laws and regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment.

        REGULATION OF OIL AND NATURAL GAS EXPLORATION AND PRODUCTION. The Company's exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company's operator or the Company can produce from its wells, and to limit the number of wells the Company can drill or the locations thereof. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

        NATURAL GAS MARKETING AND TRANSPORTATION. Federal legislation and regulatory controls in the United States have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The transportation and sale or resale of natural gas in interstate commerce is regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), the Outer Continental Shelf Lands Act (the "OCSLA") and the Federal Energy Regulatory Commission (the "FERC"). Although maximum selling prices of natural gas were regulated in the past, on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was enacted, which amended the NGPA to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of domestic natural gas, which include all sales by the Company of its production; consequently, sales of the Company's natural gas production currently may be made at market prices, subject to applicable contract provisions. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

        The FERC also has jurisdiction over transportation and gathering of oil and natural gas in the Outer Continental Shelf ("OCS") under the OCSLA. The FERC also regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make interstate natural gas transportation more accessible to natural gas buyers and sellers on an open and nondiscriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (collectively, "Order No. 636"), which, among other things, require interstate pipelines to "restructure" to provide transportation separate or "unbundled" from the pipelines' sales of natural gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all natural gas supplies. Order No. 636 has been implemented through negotiated settlements in individual pipeline service restructuring proceedings. In many instances, the result of the Order No. 636 and related initiatives has been to reduce substantially or bring to an end the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. The FERC has issued final orders in virtually all pipeline restructuring proceedings, and has now commenced a series of one year reviews to determine whether refinements are required regarding individual pipeline implementations of Order No. 636. Pipeline tariffs are revised from time to time to implement changes in transportation rates and terms and conditions of sale.

        The FERC has issued a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. This policy statement articulates the criteria that the FERC will use to evaluate proposals to charge market-based rates for the transportation of natural gas. The policy statement also provides that the FERC will consider proposals for negotiated rates for individual shippers of natural gas, so long as a cost-of service-based rate is available as a recourse rate. The FERC also has requested comments on whether it should allow gas pipelines the flexibility to negotiate the terms and conditions of transportation service with prospective shippers. The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

        The FERC has announced its intention to reexamine certain of its transportation-related policies, including the manner in which interstate pipeline shippers may release interstate pipeline capacity under Order No. 636 for resale in the secondary market. While any resulting FERC action would affect the Company only indirectly, the FERC's current rules and policies may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

        In May 1995, the FERC issued a policy statement on how interstate gas pipelines can recover the costs of new pipeline facilities. While this policy statement affects the Company only indirectly, in its present form the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. Requests for rehearing of this policy statement were denied on April 29, 1996. The Company cannot predict what action the FERC will take on individual proceedings applying its policy.

        Commencing in May 1994, the FERC issued a series of orders in individual cases that delineate a new gathering policy in light of the interstate pipeline industry's restructuring under Order No. 636. As a general matter, gathering is exempt from the FERC's jurisdiction; however, the courts have held that where the gathering is performed by the interstate pipelines in association with the pipeline's jurisdictional transportation activities, the FERC retains regulatory control over the associated gathering services to prevent abuses. Among other matters, the FERC slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, the FERC does not generally have jurisdiction over natural gas gathering facilities and services. In the FERC's opinion, such facilities and services are more properly regulated by state authorities. In addition, the FERC has approved several transfers proposed by interstate pipelines of gathering facilities to unregulated independent or affiliated gathering companies. Certain of the FERC's orders delineating its new gathering policy recently were the subject of an opinion issued by the United States Court of Appeals for the District of Columbia Circuit. That opinion generally upheld the FERC's policy of approving the interstate pipeline's proposed "spindown" of its gathering facilities to an unregulated affiliate company, but remanded to the FERC that portion of the FERC's orders imposing so-called "default contracts" by which the unregulated affiliate was obligated to continue existing gathering services to customers under "default contracts" for up to two years after spindown. It remains unclear whether the FERC will attempt to reimpose such conditions or will otherwise act in response to producer requests for additional protection against perceived monopolistic action by pipeline-related gatherers. In addition, in February 1996, the FERC issued a policy statement that, among other matters, reaffirmed, with some clarifications, its long-standing test for determining whether particular pipeline facilities perform a jurisdictional transmission function or nonjurisdictional gathering function. While changes to the FERC's gathering policy affect the Company only indirectly, such changes could affect the price and availability of capacity on certain gathering facilities, and thus access to certain interstate pipelines, which, in turn, could affect the price of gas at the wellhead and in markets in which the Company competes. However, the Company does not believe that it will be affected by these changes to the FERC's gathering policy materially differently than other natural gas producers with which it competes.

        Proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any such proposals might become effective, or their effect, if any, on the Company's operations. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue indefinitely into the future.

        FEDERAL OFFSHORE LEASING. Certain of the Company's operations are conducted on federal oil and gas leases administered by the Minerals Management Service ("MMS"). The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has issued regulations restricting the flaring or venting of natural gas and prohibiting the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other security can be substantial and there is no assurance that the Company can obtain bonds or other security in all cases. See " -- Environmental Matters."

        The MMS issued a notice of proposed rulemaking in which it proposed to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. The proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict at this stage of the rulemaking proceeding how it might be affected by this amendment to the MMS regulations.

        In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts.

        The OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, which implements these requirements of the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to services on the OCS. If the FERC were to apply Order No. 509 to gatherers in the OCS, eliminate the exemption of gathering lines, and redefine its jurisdiction over gathering lines, the result would be a reduction in available pipeline space for existing shippers in the Gulf of Mexico and elsewhere.

        OIL SALES AND TRANSPORTATION RATES. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, subject to certain conditions and limitations, would generally index such rates to inflation. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, under certain conditions the regulations may cause increased transportation costs and may reduce wellhead prices for such commodities.

ENVIRONMENTAL MATTERS

        The Company's operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, require remedial measures to prevent pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Company's operations. In addition, these laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects its profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal and clean-up requirements could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company.

        The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment (including pre-remedial investigations and post-remedial monitoring), for damages to natural resources. In some instances, neighboring landowners and other third parties file claims based on common law theories of tort liability for personal injury and property damage allegedly caused by the release of hazardous substances at a CERCLA site.

        The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

        The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

        The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States." A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The term "waters of the United States" has been broadly defined to include not only the waters of the Gulf of Mexico but also inland waterbodies, including wetlands, playa lakes and intermittent streams. A 1996 amendment to the OPA also requires owners and operators of "offshore facilities" (including those located in coastal inland waters, such as bays or estuaries) to establish $35.0 million in financial responsibility to cover environmental cleanup and restoration costs likely to be incurred in connection with an oil spill. Offshore facilities are facilities used for exploring for, drilling for or producing oil or transporting oil from facilities engaged in oil exploration, drilling or production. If it is determined that an increase in the amount of financial responsibility required is warranted, the President has the authority to raise such to an amount not exceeding $150.0 million. In any event, the impact of any adjustment to the annual required financial responsibility is not expected to be any more burdensome to the Company than it will be to other similarly situated companies involved in oil and gas exploration and production.

        OPA imposes a variety of additional requirements on responsible parties for vessels or oil and gas facilities related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. OPA establishes a liability limit for offshore facilities of all removal costs plus $75.0 million. A party cannot take advantage of liability limits if the spill is caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If a party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions. As of the date hereof, the Company is not the subject of any civil or criminal enforcement actions under the OPA and is in substantial compliance with the requirements of the OPA.

        In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating in the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution. As of the date hereof, the Company is not the subject of any civil or criminal enforcement actions under the OCSLA and is in substantial compliance with the requirements under the OCSLA.

        The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or its derivatives into state waters. The U.S. Environmental Protection Agency ("EPA") issued general permits prohibiting the discharge of produced water and produced sand derived from oil and gas point source facilities into coastal waters in Louisiana and Texas, which became effective as of January 1, 1997. Although the costs of compliance with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and the Company believes that these costs will not have a material adverse effect on the Company's financial condition and operations. Certain oil and gas exploration and production facilities are required to obtain permits for their storm water discharges and costs may be associated with treatment of wastewater, or developing storm water pollution prevention plans. In addition, the Coastal Zone Management Act authorizes state implementation and development of management measures for nonpoint source pollution designed to restore and protect coastal waters.

EMPLOYEES

        On December 31, 1997, the Company employed 52 full-time employees and 10 full-time contractors. The Company believes that its relationships with its employees are good. None of the Company's employees are covered by a collective bargaining agreement.

OFFICES

        The Company currently leases approximately 29,000 square feet of office space in Houston, Texas, where its principal office is located and an additional 9,400 square feet of office space in Houston, Texas, where Gulfstar is located. The Gulfstar lease will expire on May 31, 1998 and staff currently located there will relocate to the Company's principal office.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Domain desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so.

        From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding future income, oil and gas production, production and sales volumes of the Company's products, oil and gas reserves and the replacement thereof, capital spending, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes", "expect", "anticipate", "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially. The factors below are believed to be important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters which are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.

VOLATILITY OF OIL AND NATURAL GAS PRICES; MARKETABILITY OF PRODUCTION

        The Company's financial condition, profitability, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its oil and natural gas properties, are substantially dependent upon prevailing prices of, and demand for, oil and natural gas. The energy markets have historically been, and are likely to continue to be, volatile, and prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, the actions of the Organization of Petroleum Exporting Countries, domestic and foreign governmental regulations, political stability in the Middle East and other petroleum producing areas, the foreign and domestic supply of oil and natural gas, the price of foreign imports, the price and availability of alternative fuels and overall economic conditions. A substantial or extended decline in oil or natural gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced, carrying value of its proved reserves, borrowing capacity and access to capital. In addition, the marketability of the Company's production depends upon a number of factors beyond the Company's control, including the availability and capacity of transportation and processing facilities, the effect of federal and state regulation of oil and natural gas production and transportation, changes in supply due to drilling by other producers and changes in demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK OF HEDGING ACTIVITIES

        The Company's use of energy swap arrangements to reduce its sensitivity to oil and natural gas price volatility is subject to a number of risks. If the Company's reserves are not produced at the rates estimated by the Company due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, or otherwise, the Company would be required to satisfy its obligations under potentially unfavorable terms. If the Company enters into financial instrument contracts for the purpose of hedging prices and the estimated production volumes are less than the amount covered by these contracts, the Company would be required to mark-to-market these contracts and recognize any and all losses within the determination period. Further, under financial instrument contracts the Company may be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into basis swap contracts. Substantial variations between the assumptions and estimates used by the Company in its hedging activities and actual results experienced could materially adversely affect the Company's anticipated profit margins and its ability to manage risk associated with fluctuations in oil and natural gas prices. Furthermore, the fixed price sales and hedging contracts limit the benefits the Company will realize if actual prices rise above the contract prices.

        As of December 31, 1997, approximately 30.8% of the Company's projected 1998 oil production and approximately 18.6% of its projected 1998 natural gas production were committed to hedging contracts. In addition, the Company has hedges in place covering a portion of its projected oil production through the year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Hedging Activities".

RESERVE REPLACEMENT RISKS

        The Company's future performance is dependent upon its ability to identify, acquire and develop additional oil and natural gas reserves that are economically recoverable. Without successful drilling or acquisition activities, the Company's reserves and revenues will decline. No assurances can be given that the Company will be able to identify, acquire or develop additional reserves at an acceptable cost.

        The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company typically performs, or retains a third party to perform, a review of the subject properties, which review the Company believes is generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company generally assumes preclosing liabilities, including environmental liabilities, in connection with property acquisitions and generally acquires interests in the properties on an "as is" basis. With respect to its acquisitions to date, the Company has no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that any properties acquired by the Company will be successfully developed or produced, and the acquisition of any such properties that are not successfully developed or produced could have a material adverse effect on the Company.

        Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. In addition, the Company's use of 3-D seismic requires greater pre-drilling expenditures than traditional drilling strategies. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. There can be no assurances that any of the Company's future drilling activities will be successful, and unsuccessful drilling activities by the Company may have a material adverse effect on the Company.

NON-OPERATOR STATUS

        The majority of the Company's producing properties are operated by other industry partners. However, the Company does operate the Mustang Island 846/847 Field, the Main Pass 154 Field, the Chandeleur 37 Field, and the Company's interests in Michigan. The Company also operates the wells acquired in the Oakvale Acquisition. On those properties which others operate, the Company has a limited ability to exercise control over operations or the associated costs of such operations. The success of the Company's investment in a drilling or acquisition activity on such properties is therefore dependent upon a number of factors that are outside of the Company's control, including the competence and financial resources of the operator. Such factors include the availability of future capital resources of the other participants for the drilling of wells and the approval of other participants of the drilling of wells on the properties in which the Company has an interest. The Company's reliance on the operator and other working interest owners and its limited ability to control certain costs could have a material adverse effect on the realization of expected rates of return on the Company's investment in drilling or acquisition activities.

OPERATING RISKS

        The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. Any of these occurrences could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Moreover, offshore operations are subject to a variety of operating risks peculiar to the marine environment, including hurricanes or other adverse weather conditions, more extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage) and interruption or termination of operations by governmental authorities based on environmental or other considerations. The presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause a drilling or production operation to be unsuccessful, resulting in a total loss of the Company's investment in such operation. Although the Company maintains insurance coverage it believes is customary in the industry for companies of similar size, it is not fully insured against certain of these risks, either because such insurance is not available or because of the high premium costs. There can be no assurance that any insurance obtained by the Company will be adequate to cover any losses or liabilities, or that such insurance will continue to be available or available on terms that are acceptable to the Company.

RELIANCE ON ESTIMATES OF OIL AND NATURAL GAS RESERVES

        The reserve data set forth in this report on Form 10-K represent only estimates of D&M, NSA and other third party petroleum engineers. The estimation of reserve data is a subjective process of estimating the recovery of underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of the available data, the assumptions made, and engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows therefrom necessarily depend upon a number of variable factors and assumptions, including historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Any such estimates are therefore inherently imprecise, and estimates by other engineers, or by the same engineers at a different time, might differ materially from those included herein. Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in the estimates, and it is likely that such variances will be significant. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows therefrom being materially different from the estimates set forth in this report on Form 10-K. In addition, the Company's estimated reserves may be subject to downward or upward revision, based upon production history, results of future exploration and development, prevailing oil and natural gas prices, operating and development costs and other factors. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

        The present value of future net cash flows set forth in this Form 10-K should not be construed as the current market value or the value at any prior date of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. In addition, the 10% discount factor used to calculate the present value of future net cash flows is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

LAWS AND REGULATION

        The Company's forward-looking statements are generally based upon the assumption of a stable legal and regulatory environment. The Company's ability to economically produce and market its gas and oil production is affected and could possibly be restrained by a number of legal and regulatory factors, including , but not limited to, federal and state laws and regulation of natural gas and oil production, federal and state tax laws and regulations, state limits on allowable rates of production by well or proration unit, as well as by laws and regulations which may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

        The Company's operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company's forward-looking statements are generally based upon the expectations that it will not be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

CERTAIN RISKS AFFECTING THE COMPANY'S IPF PROGRAM

        The Company's IPF Program involves an up-front cash payment for the purchase of a term overriding royalty interest pursuant to which the Company receives an agreed upon share of revenues from identified properties. The producer's obligation to deliver such revenues is nonrecourse to the producer insofar as the producer generally is not liable to the Company for any failure to meet its payment obligation except for such failures attributable to the producer's failure to operate prudently, title failure or certain other causes within the control of the producer. Consequently, the Company's ability to realize successful investments through its producer finance business is subject to the Company's ability to estimate accurately the volumes of recoverable reserves from which the applicable production payment is to be discharged and the operator's ability to recover these reserves. The Company's interest is believed to constitute a property interest and, therefore, in the event of the producer's bankruptcy or similar event, outside of the reach of the producer's creditors; however, such creditor (or the producer as debtor-in-possession or a trustee for the producer in a bankruptcy proceeding) may argue that the transaction should be characterized as a loan, in which case the Company may have only a creditor's claim for repayment of the amounts advanced. As non-operating interests, the Company's ownership of these production payments should not expose the Company to liability attendant to the ownership of direct working interests, such as environmental liabilities and liabilities for personal injury or death or damage to the property of others, although no assurances can be made in this regard. Finally, as the producer's obligation is only to deliver a specified share of revenues, subject to the ability of the burdened reserves to produce such revenues, the Company bears the risk that future revenues delivered will be insufficient to amortize the purchase price paid by the Company for the interest or to provide any investment return thereon.

        The Company operates the IPF Program through its indirect wholly-owned subsidiary, Domain Energy Finance Corporation ("IPF Company"). IPF Company has a $150.0 million revolving credit facility with a bank (the "IPF Credit Facility") pursuant to which it finances a portion of the IPF Program. The borrowing base under the facility as of December 31, 1997 was $40.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- IPF Credit Facility."

COMPETITION

        The Company encounters competition from other companies in all areas of its operations, including the acquisition of producing properties and its IPF Program. The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs and, in the case of its IPF Program, affiliates of investment, commercial and merchant banking firms and affiliates of large interstate pipeline companies. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than the Company and which, in many instances, have been engaged in the oil and gas business for a much longer time than the Company. Such companies may be able to pay more for producing oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future, as well as its ability to grow its IPF Program, will be dependent upon its ability to evaluate and select suitable properties and exploration prospects and to consummate transactions in this highly competitive environment.

ITEM 3. LEGAL PROCEEDINGS

        In April 1997, MarkWest Michigan, Inc. ("MarkWest") filed a demand for arbitration with the American Arbitration Association seeking to enforce its alleged preferential purchase right with respect to the Michigan Development Project and claiming that the sale by the Company of its interest in a portion of the Michigan Development Project should be declared void. Subsequently, MarkWest filed an amended demand for arbitration, which dismissed the Company and named Michigan Energy Company L.L.C. as sole respondent. These arbitration proceedings were enjoined by an injunctive order issued by the District Court of Harris County, Texas. On November 11, 1997, as part of Michigan Energy Company L.L.C's sale of its interest in the Michigan Development Project to MarkWest Michigan, Inc., a full and absolute release was executed releasing all claims, including specifically all matters in the pending arbitration before the American Arbitration Association.

        Various claims have been filed naming joint working interest owners of the Company in the ordinary course of business, particularly claims alleging personal injuries, for which the Company would be responsible for its pro rata share of any uninsured damages or settlement costs. No pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

        In reliance on General Instruction G (3) to Form 10-K, information on executive officers of the Company is included in this Part I. The executive officers of the Company are elected by, and serve until their successors are elected by, the Board of Directors. Information with respect to the executive officers of the Company is set forth below:

           NAME                AGE             POSITION
 --------------------------    ----     -----------------------------------
 Michael V. Ronca .........     44      President and Chief Executive Officer
 Michael L. Harvey  .......     50      Executive Vice President
 Herbert A. Newhouse ......     53      Executive Vice President
 Catherine L. Sliva .......     39      Executive Vice President and Secretary
 Rick G. Lester ...........     46      Vice President, Chief Financial
                                          Officer, Treasurer and Assistant
                                          Secretary

        Michael V. Ronca has been the President and Chief Executive Officer of the Company and has served as a Director of the Company since its inception in 1996. Mr. Ronca has been President of the Company's predecessor entities since 1993. Prior to starting the Company's predecessor entities, Mr. Ronca served in various financial and management positions within Tenneco. Ronca's responsibilities included portfolio management, non-security related investments, acquisition and disposition analysis, strategic planning, operational direction, and investor relations.

        Michael L. Harvey has been Executive Vice President of the Company since completion of the Gulfstar Acquisition in December 1997 and has served as a Director of the Company since February 1998. In 1991, Mr. Harvey and certain investors formed Gulfstar Energy, Inc., a company engaged in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico. Mr. Harvey served as Chief Executive Officer of Gulfstar Energy, Inc. until it was merged into a subsidiary of the Company in December 1997.

        Herbert A. Newhouse has been Executive Vice President of the Company since its inception in 1996. Mr. Newhouse is responsible for exploration, production and evaluation activities for the Company, including geological, geophysical and engineering technical evaluations. Mr. Newhouse joined Tenneco Ventures in 1995 as Vice President. Mr. Newhouse served as Vice President of Production for North Central Oil Corporation for the six years prior to 1995.

        Catherine L. Sliva has been Executive Vice President and Secretary of the Company since its inception in 1996 and is principally responsible for the IPF Program, strategic planning and analysis, and investor relations. Ms. Sliva has been with Tenneco Ventures since 1992.

        Rick G. Lester has been Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company since its inception in 1996 with overall responsibility for its accounting and taxation, financial analysis, and financing and banking activities. Mr. Lester has been with Tenneco Ventures since 1992.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DXD". The following table sets forth, for the calendar quarters indicated, the high and low closing prices of the Common Stock as reported by the NYSE since the Common Stock began trading on June 24, 1997.

                                           COMMON STOCK
                        1997             HIGH         LOW
 ---------------------------------- -----------  ----------
 Second Quarter (from June 24)        13 1/2      13 1/2
 Third Quarter                        19 1/4      13 9/16
 Fourth Quarter                         20        14 3/4

        On March 18, 1998, the closing price of the Common Stock, as reported by the NYSE was $12 7/8 per share and there were 86 holders of record of Common Stock. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

 SECURITIES SOLD

        On December 12, 1997, the Company sold an aggregate of 499,990 shares of Common Stock for an aggregate value of $8.0 million to the former shareholders of Gulfstar Energy, Inc. and Mid Gulf Drilling Corp. in exchange for their equity interests in these companies. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, in effecting these transactions.

DIVIDEND POLICY

        The Company intends to retain its earnings to provide funds for reinvestment in the Company's businesses, including exploration, development and production activities, and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. The Company is a holding company that conducts substantially all of its operations through its subsidiaries. As a result, the Company's ability to pay dividends on the Common Stock would be dependent on the cash flows of its subsidiaries. Payment of dividends is also subject to then existing business conditions and the business results, cash requirements and financial condition of the Company, and will be at the discretion of the Board of Directors. In addition, the terms of the Company Credit Facility currently prohibit the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data set forth below for the Company for the five years ended December 31, 1997 should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated and Combined Financial Statements and the Notes thereto included elsewhere in this report on Form 10-K.

                                                  YEAR ENDED DECEMBER 31,
                                       -------------------------------------------
                                       SUCCESSOR            PREDECESSOR
                                       --------- ---------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)    1997     1996      1995     1994    1993
                                       --------- -------  -------- -------- ------
 INCOME STATEMENT DATA:
 Revenues:
       Oil and natural gas (1) ......  $47,251  $ 52,274   $34,877  $5,340  $ 1,922
       IPF Activities (2) ...........    4,779     4,369     2,356   1,417      200
       Other ........................      238      (413)      414     283     --
                                       -------  --------   -------  ------  -------
              Total revenues ........   52,268    56,230    37,647   7,040    2,122
                                       -------  --------   -------  ------  -------
Expenses:
       Lease operating ..............   14,924    10,207     7,980   1,790      218
       Production and severance taxes    1,417     1,340       710      18        2
       Depreciation, depletion and
         amortization ...............   16,072    24,920    22,692   3,101      987
       General and administrative,
         net ........................    4,237     3,361     2,780      52      681
       Corporate overhead
         allocation .................     --       4,827     2,627     944      257
       Stock compensation (3)........    4,587      --        --      --       --
                                       -------  --------   -------  ------  -------
             Total operating
               expenses .............   41,237    44,655    36,789   5,905    2,145
                                       -------  --------   -------  ------  -------
Income (loss) from operations .......   11,031    11,575       858   1,135      (23)
Interest expense, net ...............    3,774       150      --      --       --
                                       -------  --------   -------  ------  -------
Income (loss) before income taxes....    7,257    11,425       858   1,135      (23)
Income tax provisions ...............    4,094     4,394       351     735        2
                                       -------  --------   -------  ------  -------
Net income (loss) ...................  $ 3,163  $  7,031   $   507  $  400  $   (25)
                                       =======  ========   =======  ======  =======
Net income per share:
      Basic .........................  $  0.27
      Assuming dilution .............  $  0.26

                                                   AS OF DECEMBER 31,
                                     -----------------------------------------------
                                          SUCCESSOR               PREDECESSOR
                                     -------------------- --------------------------
                                        1997      1996       1995    1994     1993
                                     --------- ---------- -------- --------- -------
 BALANCE SHEET DATA:
       Cash and cash equivalents ....  $ 4,731    $   36   $  --    $11,467 $ 1,635
       Property, plant and equipment,
         net ........................  137,974    66,176   111,724  93,823   11,544
       IPF Program notes
         receivable .................   49,765    21,710     7,991   4,023    4,215
       Total assets .................  212,549   122,429   137,096 117,755   23,493
       Long-term debt (including
         current maturities) ........   63,720    79,412      --      --       --
       Parent advances ..............     --        --     112,832  104,504  19,491
       Stockholders' equity .........  132,034    28,577       572      65     (335)

(1) Oil and natural gas sales increased from $5.3 million in 1994 to $52.3 million in 1996 primarily as a result of the Company's acquisition of producing properties in 1994 and 1995, results of drilling activities in 1994, 1995 and 1996, and an increase in the net realized price of natural gas in 1996 relative to 1994 and 1995.

(2) IPF Activities includes income from the Company's IPF Program and the Company's "GasFund" partnership with a financial advisor. See "Business and Properties - Producer Investment Activities."

(3) Stock compensation expense for 1997 represents noncash charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion is intended to assist in understanding the Company's historical financial position and results of operations as of December 31, 1997 and 1996, and for each year of the three-year period ended December 31, 1997. The Company's historical financial statements and notes thereto included elsewhere in this report on Form 10-K contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

        The Company is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties, principally in the Gulf Coast region. The Company complements these activities with its Independent Producer Finance Program ("IPF Program") pursuant to which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests accounted for as notes receivable. As of December 31, 1997, the Company had estimated net proved reserves of 173.0 Bcfe. Approximately 61% of the Company's net proved reserves at such date were natural gas and approximately 44% of proved reserves were classified as proved developed producing. As of December 31, 1997, the Company had a PV-10 Reserve Value of $148.8 million, which does not include reserve value attributable to the IPF Program. The Company had outstanding IPF Program notes receivable of $49.8 million as of December 31, 1997. During 1997, approximately 91% of the Company's revenue was generated by oil and natural gas sales and approximately 9% of the Company's revenue was generated by the IPF Program.

        On December 31, 1996, the Company acquired all of the outstanding capital stock of its operating subsidiaries, Domain Energy Ventures Corporation ("Ventures Corporation") and Domain Energy Production Corporation ("Production Corporation" and, together with Ventures Corporation, the "Predecessor"). The Company accounted for the acquisition (the "Acquisition") using the purchase method of accounting, under which the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the acquisition date.

        On December 15, 1997, the Company acquired all of the outstanding capital stock of Gulfstar Energy, Inc. and Mid Gulf Drilling Corp. (the "Gulfstar Acquisition"). The Company accounted for the Gulfstar Acquisition using the purchase method of accounting, under which the purchase price has been allocated to the assets acquired and liabilities assumed based upon preliminary fair values at the acquisition date.

        The Company's selected historical consolidated and combined financial data included elsewhere in this report on Form 10-K has been derived from the audited Consolidated and Combined Financial Statements of the Company. The selected balance sheet data at December 31, 1997 reflects the Acquisition that occurred on December 31, 1996 and the Gulfstar Acquisition that occurred on December 15, 1997. The selected balance sheet data at December 31, 1996 reflects the Acquisition that occurred on that date. The income statement data at other dates and for other periods reflects the combined financial position and results of operations of Ventures Corporation and Production Corporation with intercompany transactions and account balances eliminated.

        Prior to the Acquisition, Ventures Corporation and Production Corporation were included in the consolidated federal income tax return of Tenneco Inc. ("Tenneco"), as a result of which Tenneco received all benefit for such entities' historical tax losses. In connection with the Acquisition, the Company agreed and filed an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code of 1986, as amended, pursuant to which the Company allocated the purchase price paid by the Company among the assets of these companies to determine the basis of assets acquired in accordance with the principles of Treasury Regulation 1.338(h)(10)-1(f)(1)(ii).

        The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been highly volatile, and future decreases in oil or natural gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced and access to capital.

        The Company uses the full cost method of accounting for its investments in oil and natural gas properties. Under such methodology, all costs of exploration, development and acquisition of oil and natural gas reserves are capitalized into separate country by country "full cost pools" as incurred and properties in each pool are depleted and charged to operations using the unit-of-production method based on a ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion, and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved oil and natural gas reserves and the lower of cost or fair value of unproved properties, such excess costs are charged to operations. If a write-down were required, it would result in a non-cash charge to earnings but would not have an impact on cash flows.

ACCOUNTING FOR IPF PROGRAM ACTIVITY

        Through its IPF Program, the Company acquires term overriding royalty interests in oil and gas properties owned by independent producers. Because the capital advanced to a producer for these interests is repaid from an agreed upon share of cash revenues from the sale of production until the capital advanced plus a contractual return is paid in full, the Company accounts for the term overriding royalty interests as notes receivable. Under this accounting method, the Company recognizes only the interest income portion of payments received from a producer as revenues on its income statement. The remaining cash receipts are recorded as a reduction in notes receivable on the Company's balance sheet and as IPF Program return of capital on the Company's statement of cash flows.

        If, instead of acquiring dollar-denominated term overriding royalty interests, the Company were purchasing term overriding royalty interests requiring delivery of a specified quantity of oil and gas, IPF Program results would be accounted for differently. Specifically, in 1997, the Company's EBITDA would increase by $12.1 million and IPF Program return of capital in the consolidated statement of cash flows would decrease by the same amount. To more accurately reflect the actual cash flows generated by the Company, IPF Program return of capital is identified separately to allow such cash receipts to be combined with EBITDA.

        The Company reviews the IPF Program portfolio on a quarterly basis (giving effect to commodity prices, production levels and reserve estimates) to determine if any transactions are at risk of loss of principal. Although to date, the Company has not incurred any losses on notes outstanding under the IPF Program, as of December 31, 1997, the Company has established a non-cash reserve for potential future losses of $437,000, which is netted against IPF Program notes receivable in the Company's consolidated balance sheet.

RESULTS OF OPERATIONS

        The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and expenses for the Company's operations for the periods shown:

                                                   YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                               SUCCESSOR          PREDECESSOR
                                             -----------   ---------------------
                                                 1997          1996       1995
                                             -----------   ---------- ----------
 FINANCIAL DATA (in thousands):
        Revenues
            Natural gas .......................  $ 36,082   $ 41,767   $ 27,772
            Oil and Condensate ................    11,169     10,507      7,105
            IPF Activities (1) ................     4,779      4,369      2,356
       Total revenues .........................    52,268     56,230     37,647
       Total operating expenses ...............    41,237     44,655     36,789
                                                 --------   --------   --------
       Operating income .......................  $ 11,031   $ 11,575   $    858
                                                 ========   ========   ========

       Net income .............................  $  3,163   $  7,031   $    507
       Net cash provided by operating
          activities ..........................  $ 21,014   $ 34,553   $ 19,933
       Net cash used in investing
          activities ..........................  $(87,602)  $(47,329)  $(39,728)
       Net cash provided by financing
          activities ..........................  $ 71,283   $ 12,776   $  8,328

NON-GAAP FINANCIAL DATA (in thousands):
       EBITDA (2) .............................  $ 31,690   $ 36,495   $ 23,550
       IPF Program return of capital (3) ......    12,109      4,618      2,638
                                                 --------   --------   --------
       EBITDA plus IPF Program return
          of capital ..........................  $ 43,799   $ 41,113   $ 26,188
                                                 ========   ========   ========

PRODUCTION VOLUMES:
       Natural gas (MMcf) .....................    15,932     21,192     18,065
       Oil and condensate (MBbls) .............       646        564        424
       Total (MMcfe) ..........................    19,811     24,575     20,609

AVERAGE REALIZED PRICES: (4)
       Natural gas (per Mcf) ..................  $   2.26   $   1.97   $   1.54
       Oil and condensate (per Bbl) ...........  $  17.28   $  18.63   $  16.76

EXPENSES (PER MCFE):

       Lease operating (6) ....................  $   0.74   $   0.42   $   0.39
       Production taxes .......................  $   0.07   $   0.05   $   0.03
       Depreciation, depletion, and
          amortization ........................  $   0.78   $   1.01   $   1.08
       General and administrative, net(5) .....  $   0.17   $   0.12   $   0.16

(1) IPF Activities for 1996 and 1995 include income from the Company's IPF Program and the Company's "GasFund" partnership with a financial investor. See "Business and Properties -- Producer Investment Activities."

(2) EBITDA represents earnings before stock compensation expense, interest, income taxes, depreciation, depletion and amortization. The Company believes that EBITDA may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

(3) To more accurately reflect the actual cash flows generated by the Company, IPF Program return of capital is identified separately to allow such cash receipts to be combined with EBITDA.

(4) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Hedging Activities."

(5) Includes production attributable to properties managed for the Funds for the periods indicated and excludes fees received from investors and overhead allocations from Tenneco. Including Tenneco allocations, average net general and administrative expenses per Mcfe for the years ended December 31, 1996 and 1995 would be $0.28 and $0.20, respectively.

(6) Lease operating expense per Mcfe increased to $0.74 in 1997 compared to $0.42 in 1996, or $0.32. This increase was primarily due to decreased production volumes ($0.14), increased workover expenses ($0.08) and an increase due to the Wasson Field acquisition ($0.06).

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        Oil and natural gas revenues decreased from $52.3 million in 1996 to $47.3 million in 1997, a decrease of $5.0 million, or 9.6%. Production volumes for oil and condensate increased from 564 MBbls in 1996 to 646 MBbls in 1997, an increase of 82 MBbls, or 14.5%. Production volumes for natural gas decreased from 21.2 Bcf in 1996 to 15.9 Bcf in 1997, a decrease of 5.3 Bcf, or 24.8%. The decrease in natural gas production was primarily due to natural declines in production from certain fields, reduced capital expenditures prior to the Acquisition in 1996 as well as the sale of certain properties. This was partially offset by an increase in production resulting from the Funds Acquisition. The decrease in total production decreased revenues by $8.9 million. This was partially offset by a 14.7% increase in the average realized price received for the Company's natural gas and a 7.2% decrease in the average realized price received for the Company's oil and condensate. These changes in realized prices increased revenues by $3.9 million.

        The Company realized an average oil, condensate and natural gas liquids price of $18.50 per Bbl and an average gas price of $2.51 per Mcf for the year ended December 31, 1997. Net of hedging results, the Company realized average prices of $17.28 per Bbl and $2.26 per Mcf, respectively. These hedging activities decreased 1997 oil and natural gas revenues by approximately $4.6 million. The Company realized an average oil, condensate and natural gas liquids price of $20.88 per Bbl and an average gas price of $2.41 per Mcf for the year ended December 31, 1996. Net of hedging results, the Company realized average prices of $18.63 per Bbl and $1.97 per Mcf, respectively. These hedging activities decreased 1996 oil and natural gas revenues by approximately $10.5 million.

        Revenues from IPF Activities increased from $4.4 million in 1996 to $4.8 million in 1997, an increase of $0.4 million, or 9.4%. The 1996 activities include $1.5 million for fees earned related to GasFund financings. Excluding the effect of these fees, revenues from IPF Activities increased by $1.9 million, or 65.5%, in 1997 compared to 1996, primarily due to increased financing activities.

        Lease operating expenses increased from $10.2 million in 1996 to $14.9 million in 1997, an increase of $4.7 million, or 46.2%. This increase was primarily due to an increase of $1.1 million as a result of the Wasson Field acquisition completed in June 1996, an increase of $1.4 million in workover expense, and an increase of $1.4 million relating to the Funds Acquisition completed on July 1, 1997. The Wasson Field, which is in tertiary recovery, had a relatively low purchase price based on reserves, but relatively high lease operating expenses. On an Mcfe basis, lease operating expenses increased from $0.42 in 1996 to $0.74 in 1997, an increase of $0.32, or 76.2%. The increase in lease operating expenses per Mcfe was primarily due to decreased production volumes ($0.14), increased workover expenses ($0.08), and an increase as a result of the Wasson Field acquisition ($0.06).

        Depreciation, depletion and amortization ("DD&A") expense decreased from $24.9 million in 1996 to $16.1 million in 1997, a decrease of $8.8 million. This was primarily the result of lower natural gas production volumes ($4.8 million) and a 22.8% decrease in the DD&A rate ($4.0 million) from $1.01 to $0.78 per Mcfe primarily resulting from the reduced cost basis attributable to the Company's oil and gas properties purchased in the Acquisition.

        General and administrative expense increased from $3.4 million in 1996 to $4.2 million in 1997, an increase of $0.8 million, or 23.5%. This increase reflects a decrease in the reimbursement of overhead paid to the Company via its funds management from $0.3 million in 1996 to zero in 1997 and a $0.5 million decrease in the capitalization of general and administrative expense in 1997 as compared to 1996.

        The corporate overhead allocation from Tenneco decreased from $4.8 million in 1996 to zero in 1997 due to the Acquisition and elimination of Tenneco's allocated overhead.

        Stock compensation expense increased from zero in 1996 to $4.6 million in 1997 due to the implementation of the Stock Purchase and Option Plan. See
Note 10 to the Consolidated and Combined Financial Statements - "Stock Purchase and Option Plan".

        Net interest expense increased from $0.2 million in 1996 to $3.8 million in 1997. This increase was due to higher borrowings under the Company's revolving credit facilities due to increased IPF Program investments, the Acquisition and higher oil and gas capital expenditures in 1997.

        Income tax expense decreased from $4.4 million in 1996 to $4.1 million in 1997, a decrease of $0.3 million, or 6.8%. This decrease was primarily due to a decrease in income before taxes from $11.4 million in 1996 to $7.3 million in 1997. This decrease was partially offset by an increase in the effective tax rate from 38% in 1996 to 56% in 1997. This increase in the effective tax rate was due to the tax treatment of certain portions of stock compensation expense.

        Net income was $7.0 million in 1996 compared to $3.2 million in 1997, as a result of the factors described above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

        Oil and natural gas revenues increased from $34.9 million in 1995 to $52.3 million in 1996, an increase of $17.4 million, or 49.9%. Production volumes for oil and condensate increased from 424 MBbls in 1995 to 564 MBbls in 1996, an increase of 140 MBbls, or 33.0%. Production volumes for natural gas increased from 18.1 Bcf in 1995 to 21.2 Bcf in 1996, an increase of 3.1 Bcf, or 17.3%. The increase in oil and natural gas production was due to new wells being successfully drilled and completed during 1996, as well as acquisitions of producing properties. The increase in total net production increased revenues by $7.2 million. In addition, the Company experienced an 11.2% increase in average oil and condensate prices and a 27.9% increase in average natural gas prices. Increases in average oil and natural gas prices were directly attributable to general improved market conditions.

        The Company realized an average oil, condensate and natural gas liquids price of $20.88 per Bbl and an average gas price of $2.41 per Mcf for the year ended December 31, 1996. Net of hedging results, the Company realized average prices of $18.63 per Bbl and $1.97 per Mcf, respectively. These hedging activities decreased 1996 oil and natural gas revenues by approximately $10.5 million. This loss of revenue was the result of hedges made at the direction of Tenneco in late 1995. For the year ended December 31, 1995, the Company realized an average oil, condensate and natural gas liquids price of $16.31 per Bbl and an average natural gas price of $1.54 per Mcf. Net of hedging results, the Company realized an average oil price of $16.76 per Bbl. These hedging activities increased 1995 oil revenues by approximately $0.2 million. The Company had no natural gas hedging activities in 1995.

        Revenues from IPF Activities increased from $2.4 million in 1995 to $4.4 million in 1996, an increase of $2.0 million, or 85.4%. This increase was the result of a $1.0 million increase in IPF Program revenues and a $1.0 million increase in GasFund revenues. The 1996 activities include $1.5 million for fees earned related to GasFund financings. Excluding the effect of these fees, revenues from IPF Activities increased by $0.5 million, or 20.8%, in 1996 compared to 1995. IPF Program revenues increased as the result of a 100% increase in IPF Program customers, and a corresponding increase in investments, at year-end 1996 compared to year-end 1995.

        Lease operating expenses increased from $8.0 million in 1995 to $10.2 million in 1996, an increase of $2.2 million, or 27.9%. On an Mcfe basis, lease operating expenses increased from $0.39 in 1995 to $0.42 in 1996, an increase of $0.03, or 7.7%. The increase in lease operating expenses was primarily attributable to increased production volumes. On a per unit basis, the increase was primarily attributable to the acquisition in June 1996 of an interest in the Wasson Field, which is undergoing tertiary enhanced recovery and the expenses associated therewith.

        DD&A expense increased from $22.7 million in 1995 to $24.9 million in 1996, an increase of $2.2 million. This was the result of higher oil and gas production volumes partially offset by a 6.5% decrease in the DD&A rate from $1.08 to $1.01 per Mcfe. The reduced DD&A rate was attributable to the acquisition of low cost reserves in the Wasson Field.

        General and administrative expense increased from $2.8 million in 1995 to $3.4 million in 1996, an increase of $0.6 million, or 20.9%. This increase reflects a decrease in the reimbursement of overhead paid to the Company via its funds management from $1.1 million in 1995 to zero in 1996 partially offset by an increase in the capitalization of general and administrative expense in 1996 of $0.5 million as compared to 1995.

        The corporate overhead allocation from Tenneco increased from $2.6 million in 1995 to $4.8 million in 1996, an increase of $2.2 million, or 83.7%. The increase was primarily due to approximately $2.0 million in costs related to severance payments, retention bonuses and other costs associated with the merger of Tenneco with an affiliate of El Paso Natural Gas Company.

        Income tax expense increased from $0.4 million in 1995 to $4.4 million in 1996, an increase of $4.0 million, or 1152%. This was due to an increase in income before taxes from $0.9 million in 1995 to $11.4 million in 1996 and a decrease in the effective tax rate from 41% in 1995 to 38% in 1996.

        Net income was $0.5 million in 1995 compared to $7.0 million in 1996, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, cash flow from operations was $21.0 million, compared with $34.5 million in 1996. Net cash flow from operations before changes in operating assets and liabilities for 1997 was $27.7 million compared with $39.5 million in 1996, a decrease of $11.8 million. This decrease was primarily the result of lower revenues ($4.0 million) due to a decline in production, higher lease operating expenses and production taxes ($4.8 million), higher interest expense ($3.6 million) and lower deferred taxes ($3.3 million), partially offset by lower corporate overhead allocation ($3.9 million).

        Working capital, excluding current maturities on long-term debt, was $13.7 million at December 31, 1997 and $22.8 million at December 31, 1996.

        Net cash used in investing activities was $87.6 million in 1997, an increase of $40.3 million or 85.1% over 1996, primarily due to increased oil and gas property acquisitions and increased investment in the IPF Program. Oil and gas property acquisitions in 1997 included $28.4 million for the Funds Acquisition, $7.5 million for the Gulfstar Acquisition and $11.8 million for the additional working interest in Mobile Bay 864. IPF Program investments increased by $21.1 million in 1997, or 110.9%, over 1996. These increases in investing activities were partially offset by an increase in proceeds from the sale of oil and gas properties and the Company's equity investment in Michigan ($9.9 million), proceeds from the sale of restricted certificate of deposit ($8.0 million), an increase in IPF Program return of capital ($7.5 million), lower investments in other assets ($1.7 million) and lower investment in drilling activities ($1.4 million).

        The following table sets forth the Company's capital expenditure and IPF Program investments for each of the past three years (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                 SUCCESSOR     PREDECESSOR
                                                 ---------   -----------------
                                                    1997       1996      1995
                                                  --------   --------   ------
Acquisition of oil and natural gas properties .. $ 55,372    $ 8,513   $18,393
Development and exploitation ...................   18,894      7,506     7,834
Exploration ....................................   16,804     12,126    23,677
IPF Program ....................................   40,164     18,608     6,606
                                                 --------    -------   -------
     Total ..................................... $131,234    $46,753   $56,510
                                                 ========    =======   =======

        The Company's 1998 planned exploration and development capital spending program is $100.0 million, including $55.0 million for acquisitions. The Company's planned 1998 IPF Program investment is $50.0 million. Future capital expenditures and IPF Program investments remain subject to business conditions affecting the industry, particularly changes in prices and demand for natural gas and crude oil. The Company believes it can fund the 1998 capital spending program and IPF Program investments as well as continue current production rates at current market prices. The Company will continue to monitor prices and evaluate options should prices decline. It is expected that future cash requirements for capital expenditures and IPF Program investments will come from operating activities and future financings.

        Cash flows provided from financing activities was $71.3 million in 1997, reflecting net proceeds of $87.0 million from the issuance of common stock, $67.8 million in proceeds from debt borrowings less $83.5 million in repayments of debt borrowings. In 1996, cash flow from financing activities was $12.8 million reflecting $7.0 million from debt borrowings, $6.6 million in parent advances less $0.8 million in repayments of debt borrowings.

         ISSUANCE OF COMMON STOCK. The Company raised approximately $89.3 million through the sale of common stock in various transactions in 1997. On February 21, 1997, the Company issued 390,307 shares of its common stock in a private offering to the management of the Company. For the sale of such shares the Company received $1,085,328 in cash and accepted notes payable from certain managers in the amount of $546,026. On April 3, 1997, the Company issued 95,696 shares of its common stock in a private offering to the employees of the Company. For the sale of such shares the Company received $400,000 in cash. In February 1998, payments relating to the management notes were received for all amounts outstanding, including accrued interest.

        On June 27, 1997, the Company consummated the initial public offering ("IPO") of its Common Stock pursuant to which it issued 6,000,000 shares for an aggregate purchase price of $75.3 million. Concurrently therewith, the Company sold 643,037 shares of Common Stock to First Reserve Fund VII, Limited Partnership at the public offering price for an aggregate purchase price of $8.7 million (the "Concurrent Sale"). On July 9, 1997, the Company issued an additional 303,400 shares of Common Stock pursuant to the over-allotment option granted to the underwriters in the IPO for an aggregate purchase price of $3.8 million. The net proceeds received by the Company from the issuance of these shares was $87.8 million. The following table shows the use of the net proceeds received:

            USE OF PROCEEDS (IN MILLIONS)
            -----------------------------
                Acquisition of oil and gas properties      $ 28.7
               Repayment of debt                             56.1
               IPO closing costs                              1.3
               Working capital                                1.7

        The Company also issued 499,990 shares of common stock at a value of $16.00 per share as part of the Gulfstar Acquisition.

        COMPANY CREDIT FACILITY. In connection with the Acquisition, the Company entered into a $65.0 million revolving credit facility (the "Company Credit Facility") maturing on December 31, 1999 with a group of banks led by The Chase Manhattan Bank (the "Lenders"). As of December 31, 1997, borrowings outstanding under the Company Credit Facility totaled $34.5 million. The borrowing base under the facility was $50.0 million as of December 31, 1997 , and is subject to a scheduled redetermination every six months (and such other redeterminations as the Lenders may elect to perform each year) by the Lenders at the Lenders' sole discretion and in accordance with their customary practices and standards in effect from time to time for reserve-based loans to borrowers similar to the Company. See Note 7 of the Notes to the Consolidated and Combined Financial Statements regarding Long-Term Debt.

        IPF CREDIT FACILITY. Domain Energy Finance Corporation ("IPF Company"), an indirect wholly-owned subsidiary of the Company, has a $150.0 million revolving credit facility (the "IPF Credit Facility") with Compass Bank-Houston ("Compass") as agent pursuant to which it finances a portion of the IPF Program. The IPF Credit Facility matures June 1, 1999 at which time all amounts owed thereunder are due and payable. The IPF Credit Facility is secured by substantially all of IPF Company's oil and gas interests, including the notes receivable generated therefrom. IPF Company's obligations under such facility are nonrecourse to the Company. The borrowing base under the facility as of December 31, 1997 was $40.0 million and is subject to a scheduled redetermination by Compass every six months and such other redeterminations as Compass may elect to perform each year. As of December 31, 1997, approximately $29.2 million was outstanding under the IPF Credit Facility. See Note 7 of the Notes to the Consolidated and Combined Financial Statements regarding Long-Term Debt.

ENVIRONMENTAL MATTERS

        The Company is responsible for the payment of abandonment costs on its oil and natural gas properties pro rata to its working interest. The Company accrues for its expected future abandonment liabilities as a component of depletion, depreciation and amortization as the properties are produced. As of December 31, 1997, total pro forma undiscounted abandonment costs estimated to be incurred through the year 2007 were approximately $21.4 million for properties in federal and state waters. The Company does not consider abandonment costs estimated to be incurred on its onshore properties to be significant at this time. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rate, and changes in environmental laws and regulations.

        The Minerals Management Services ("MMS") requires lessees of Outer Continental Shelf ("OCS") properties to post bonds in connection with the plugging and abandonment of wells located offshore in the federal OCS and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are currently required to post an area-wide bond of $3.0 million or $500,000 per producing lease, which the Company has provided. Under certain circumstances, the MMS has the authority to suspend or terminate operations on federal leases for failure to comply with the applicable bonding requirements or other regulations applicable to plugging and abandonment. Any such suspensions or terminations of the Company's operations could have a material adverse effect on the Company's financial condition and results of operations.

        During 1997, 1996 and 1995, the Company did not incur any significant charges to income for environmental remediation costs and made no related payments. At December 31, 1997, the Company did not have a separate environmental remediation reserve for Superfund or similar clean-up sites.

        On the basis of management's best assessment of the ultimate amount and timing of the contingencies associated with environmental matters, any expenses or judgments related to such matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS
131). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is continuing to evaluate what, if any, additional disclosures may be required when these two statements are adopted in 1998.

YEAR 2000

        The Company has initiated a review of its current financial system, economic modeling system, as well as other purchased computer systems and software utilized by the company. Pending completion of this review, the Company is unable to estimate what expenditures or disruptions of operations relating to year 2000 processing issues may result. The cost to achieve year 2000 compliance will be charged against earnings as incurred. Such cost may be material. In addition, no assurance can be given that total year 2000 compliance can be achieved because of the significant degree of interdependence with third party suppliers, service providers and customers.

OTHER MATTERS

        NATURAL GAS BALANCING. The Company incurs certain gas production volume imbalances in the ordinary course of business and utilizes the sales method to account for such imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material gas imbalances as of December 31, 1997 or 1996.

        OPERATIONS OUTSIDE THE UNITED STATES. In November 1997, the Company formed Domain Argentina S.A. to explore for and acquire oil and gas reserves in Argentina. The Company owns a 50% interest in Domain Argentina S.A., which is currently evaluating both exploration and producing acreage for investment. The Company has not previously conducted any operations outside the United States. Non-U.S. operations are subject to certain political, economic and other uncertainties not encountered in U.S. operations, including risks of war and civil disturbances (or other risks that may limit or disrupt markets), expropriation and the general hazards associated with the assertion of national sovereignty over certain areas in which operations are conducted. Operations outside the United States may face the additional risk of fluctuating currency values, hard currency shortages, controls of currency exchange and repatriation of income or capital. No prediction can be made as to what governmental regulations may be enacted in the future that could adversely affect the international oil and gas industry.

        Although the Company does not, as of the date hereof, have any plans or commitments for non-U.S. operations other than in Argentina, it could in the future expand its non-U.S. operations, which could result in the expenditure of a material amount of funds.

        HEDGING ACTIVITIES. From time to time, the Company uses certain financial instruments, such as futures contracts, options and collars to manage its commodity price risk. Under such financial instrument contracts, the Company may still be at risk for basis differential, which is the difference in the quoted financial price for contract settlement and the actual physical point of delivery price. The Company will from time to time attempt to mitigate basis differential risk by entering into basis swap contracts. The Company limits its open positions under these contracts not to exceed the volume of production controlled by the Company. The Company has established internal controls to monitor such positions against established limits. However, to the extent that the Company has an open position, the Company may be exposed to risk from fluctuating market prices.

        The Company realized $4.6 million and $10.5 million of pre-tax losses in 1997 and 1996, respectively, and a pre-tax gain of approximately $0.2 million in 1995 as a result of various hedging transactions for natural gas and crude oil. Since these transactions were considered to be hedges on production, these losses are included in oil and natural gas revenues and are reflected in the average realized price of the particular products.

        As of December 31, 1997, the Company has sold natural gas futures contracts covering an average of 15 MMcfd of its expected natural gas production from January 1, 1998 through October 31, 1998. Under these contracts, the Company will receive an average price of $2.14 per MMbtu.

        As of December 31, 1997, the Company has sold under a swap agreement 532 Bbld, 402 Bbld, and 278 Bbld of its expected crude oil production for 1998, 1999 and 2000, respectively. Under this swap agreement, the Company will receive prices per barrel of $17.91, $18.48 and $19.07 for 1998, 1999 and 2000, respectively.

        Based on forward price quotes from brokers and NYMEX forward prices as of December 31, 1997, the deferred pre-tax loss to the Company for the hedged transactions for 1998, 1999 and 2000 would be approximately $0.3 million. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuations of prices in the commodity market.

        Subsequent to December 31, 1997, the Company terminated its oil swap agreements for 1999 and 2000. The Company received $47,673 in settlement of these swap agreements.

        Subsequent to December 31, 1997, the Company sold natural gas futures contracts covering an average of 30 MMcfd of its expected natural gas production for March 1998 through June 1998. Under these contracts, the Company will receive an average price of $2.20 per MMbtu for March 1998 and $2.28 per MMbtu for April 1998 through June 1998.

                                    GLOSSARY

     The following are definitions of certain terms used in this report on Form 10-K.

     Bbl. One barrel of crude oil, condensate or other liquids equal to 42 U.S. gallons.

     Bbld.  One barrel of crude oil (Bbl) per day.

     Bcf.  Billion cubic feet.

     Bcfe.  Billion cubic feet of natural gas equivalent.

     Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 degrees Fahrenheit to 59.5 degrees Fahrenheit under specific conditions.

     DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

     DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive in an attempt to recover proved undeveloped reserves.

     EXPLORATORY WELL. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

     FINDING COSTS. Expressed in terms of dollars per Mcfe, calculated by dividing the amount of total capital expenditures for oil and gas activities less the amount associated with unproven properties by the amount of estimated net proved reserves added (purchases of oil and gas reserves plus extensions and discoveries) during the same period.

     GROSS ACRES OR GROSS WELLS. The number of acres or wells in which the Company has a working interest.

     LEASE OPERATING EXPENSE. Costs incurred to operate and maintain wells and related equipment and facilities including applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities.

     MBbl.  One thousand barrels.

     Mcf.  One thousand cubic feet.

     Mcfd.  One thousand cubic feet per day.

     Mcfe.  One thousand cubic feet of natural gas equivalent.

     Mcfed.  One thousand cubic feet of natural gas equivalent per day.

     MMBbl.  One million barrels.

     MMbtu.  One million Btus.

     MMcf.  One million cubic feet.

     MMcfd.  One million cubic feet per day.

     MMcfe.  One million cubic feet of natural gas equivalent.

     MMcfed. One million cubic feet of natural gas equivalent per day.

     NATURAL GAS EQUIVALENT. Cubic feet of natural gas equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

     NET ACRES OR NET WELLS. The sum of the fractional working interests owned in gross acres or gross wells.

    OVERRIDING ROYALTY INTEREST. A royalty interest which is carved out of a lessee's working interest under an oil and gas lease.

     PRODUCTIVE WELL. A well that is producing oil and gas or that is capable of production.

     PROVED DEVELOPED NONPRODUCING RESERVES. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

     PROVED DEVELOPED PRODUCING RESERVES. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

     PROVED DEVELOPED RESERVES. Proved reserves that can be expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

     PROVED RESERVES. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

     PV-10 RESERVE VALUE. The pre-tax present value, discounted at 10% per annum, of future net cash flows from estimated proved reserves (including the estimated cost of abandonment and future development), calculated holding prices and costs constant at amounts in effect on the date of the estimate (unless such prices or costs are subject to change pursuant to contractual provisions). The difference between the PV-10 Reserve Value and the standardized measure of discounted future net cash flows is the present value of income taxes applicable to such future net cash flows.

     RECOMPLETION. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

     RESERVE LIFE INDEX. Calculated by dividing year-end proved reserves by annual production for the most recent year.

     ROYALTY INTEREST. An interest in an oil and gas property entitling the owner to a share of oil or gas production free of costs of production.

     SPUD.  To start (or restart) the drilling of a new well.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The present value, discounted at 10% per annum, of future net cash flows from estimated proved reserves, calculated holding prices and costs constant at amounts in effect on the date of the estimate (unless such prices or costs are subject to change pursuant to contractual provisions) and in all instances in accordance with the Commission's rules for inclusion of oil and gas reserve information in financial statements filed with the Commission.

     TERM OVERRIDING ROYALTY INTEREST. An overriding royalty interest with a fixed duration.

     UNDEVELOPED ACREAGE. Lease acreage on which wells have not been participated in or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

     WATERFLOOD. The injection of water into a reservoir to fill pores vacated by produced fluids, thus maintaining reservoir pressure and assisting production.

     WORKING INTEREST. A cost bearing interest which gives the owner the right to drill, produce and conduct oil and gas operations on the property, as well as a right to a share of production therefrom.

     WORKOVER. Operations on a producing well to restore or increase production.

     WTI.  West Texas Intermediate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report ...............................................  35

Consolidated Balance Sheets as of December 31, 1997 and 1996 ...............  36

Consolidated and Combined Statements of Income for Each of the Three Years
   in the Period Ended December 31, 1997 ...................................  37


Consolidated and Combined Statements of Stockholders' Equity for Each of the
   Three Years in the Period Ended December 31, 1997 .......................  38

Consolidated and Combined Statements of Cash Flows for Each of the Three
   Years in the Period Ended December 31, 1997 .............................  39


Notes to Consolidated and Combined Financial Statements ....................  40

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Domain Energy Corporation

We have audited the accompanying consolidated balance sheets of Domain Energy Corporation and subsidiaries (the "Company"), the Successor, as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from December 30, 1996 (date of incorporation) to December 31, 1996. We have also audited the accompanying combined statements of income, stockholder's equity and cash flows of Tenneco Ventures Corporation and Tenneco Gas Production Corporation (the "Tenneco Entities"), the Predecessor, for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1997 and 1996 and the results of operations and cash flows for the Successor and the Predecessor for the applicable periods indicated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 1998

                            DOMAIN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    (NOTE 1)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SUCCESSOR
                                                                  ----------------------
                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                      1997        1996
                                                                  ----------  ----------
                                     ASSETS

Cash and cash equivalents ......................................... $   4,731   $     36

Restricted certificate of deposit .................................      --        8,000
Accounts receivable ...............................................    12,562     19,456

IPF Program notes receivable, current portion .....................     8,873      7,874
Notes receivable - stockholders ...................................       546       --
Prepaid and other assets ..........................................     2,858      1,968
                                                                    ---------   --------
      Total current assets ........................................    29,570     37,334
IPF Program notes receivable, net .................................    40,892     13,836

Oil and natural gas properties, full cost method

     Proved properties ............................................   116,782     53,514

     Unproved properties ..........................................    36,603     12,662

Less:  Accumulated depreciation, depletion and amortization .......   (15,411)      --
                                                                    ---------   --------
     Total oil and natural gas properties, net ....................   137,974     66,176
Other assets, net .................................................     4,113      5,083
                                                                    ---------   --------
      Total assets ................................................ $ 212,549   $122,429
                                                                    =========   ========

                                  LIABILITIES
Accounts payable and accrued expenses ............................. $  15,907   $ 14,060
Current maturities of long-term debt ..............................      --       24,900
                                                                    ---------   --------
      Total current liabilities ...................................    15,907     38,960

Long-term debt ....................................................    63,720     54,512


      Total liabilities ...........................................    79,627     93,472

Minority interest .................................................       888        380

Commitments and contingencies

                                STOCKHOLDERS' EQUITY

Preferred stock:
   $0.01 par value, 5,000,000 shares authorized, none issued ......      --         --
Common stock:
   $0.01 par value, 15,080,000 shares authorized and 7,177,681 issued and outstanding at December 31, 1996 and 25,000,000 shares authorized, 15,110,111 issued and 15,107,719 outstanding
   at December 31, 1997 ...........................................       151         72

Additional paid-in capital ........................................   128,730     28,505

Treasury stock ....................................................       (10)      --

Retained earnings .................................................     3,163       --

                                                                    ---------   --------
      Total stockholders' equity ..................................   132,034     28,577
                                                                    ---------   --------
      Total liabilities and stockholders' equity .................. $ 212,549   $122,429
                                                                    =========   ========

  The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                    (NOTE 1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                             SUCCESSOR     PREDECESSOR
                                             --------- --------------------
                                               1997       1996         1995
                                             -------   --------     -------
 REVENUE

Oil and natural gas ......................   $47,251   $ 52,274     $34,877
IPF Activities ...........................     4,779      4,369       2,356
Other ....................................       238       (413)        414
                                             -------   --------     -------
            Total revenues ...............    52,268     56,230      37,647
                                             -------   --------     -------

EXPENSES

Lease operating ..........................    14,924     10,207       7,980
Production and severance taxes ...........     1,417      1,340         710
Depreciation, depletion and amortization .    16,072     24,920      22,692
General and administrative, net ..........     4,237      3,361       2,780
Corporate overhead allocation ............      --        4,827       2,627
Stock compensation .......................     4,587       --          --
                                             -------   --------     -------
          Total operating expenses .......    41,237     44,655      36,789
Income from operations ...................    11,031     11,575         858
Interest expense .........................     3,774        150        --
                                             -------   --------     -------
Income before taxes ......................     7,257     11,425         858
Income tax provision .....................     4,094      4,394         351
                                             -------   --------     -------
Net income ...............................   $ 3,163   $  7,031     $   507
                                             =======   ========     =======
Net income per common share:
     Basic ...............................   $  0.27
     Assuming dilution ...................   $  0.26


  The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 PREDECESSOR
                                  ----------------------------------------------------------------------
                                             ADDITIONAL   NOTES
                                               PAID     RECEIVABLE                            TOTAL
                                     COMMON     IN          -         TREASURY   RETAINED  STOCKHOLDER'S
                                     STOCK    CAPITAL   STOCKHOLDERS   STOCK     EARNINGS    EQUITY
                                  ---------- ---------- -----------  ---------- ---------- -------------
 Balance at January 1, 1995              $2     $   --      $   --      $   --        $63          $65
 Net income...................          --          --          --          --        507          507
                                  ---------- ---------- -----------  ---------- ---------- ------------
 Balance at December 31, 1995             2         --          --          --        570          572
 Net income                              --         --          --          --      7,031        7,031
                                  ---------- ---------- -----------  ---------- ---------- ------------
 Balance at December 31, 1996
    (prior to the Acquisition)           $2     $   --      $   --      $   --     $7,601       $7,603
                                  ========== ========== ===========  ========== ========== ============

                                                                   SUCCESSOR
                                  ----------------------------------------------------------------------
                                             ADDITIONAL    NOTES
                                               PAID      RECEIVABLE                           TOTAL
                                    COMMON      IN           -        TREASURY   RETAINED  STOCKHOLDERS'
                                    STOCK     CAPITAL    STOCKHOLDERS  STOCK     EARNINGS     EQUITY
                                  ---------- ----------  ----------- ---------- ----------- ------------
 Balance at December 30, 1996
 (date of incorporation)......      $   --     $   --       $    --     $   --     $    --    $     --
 Issuance of common stock, net          72     27,505            --         --          --      27,577
 Issuance of detachable stock
 options ...                                    1,000            --         --          --       1,000
                                  ---------- ----------  ----------- ---------- ----------- -----------
 Balance at December 31, 1996           72     28,505            --         --          --      28,577
 Issuance of common stock, net          79     95,438          (546)        --          --      94,971
 Repayment of notes
  (February 1998)................       --         --           546         --          --         546
 Purchase of common stock........       --         --            --        (10)         --         (10)
 Stock compensation..............       --      4,787            --         --          --       4,787
 Net income......................       --         --            --         --       3,163       3,163
                                  ---------- ----------  ----------- ---------- ----------- -----------
 Balance at December 31, 1997          $151   $128,730        $  --       $(10)     $3,163    $132,034
                                  ========== ==========  =========== ========== =========== ===========

  The accompanying notes are an integral part of the consolidated and combined financial statements.

                            DOMAIN ENERGY CORPORATION
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                    (NOTE 1)
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                         SUCCESSOR                 PREDECESSOR
                                               -----------------------------   --------------------
                                                          FOR THE PERIOD FROM
                                                           DECEMBER 30 ,1996
                                                        (DATE OF INCORPORATION)
                                                  1997   TO DECEMBER 31,1996     1996       1995
                                               --------- -------------------   ---------  ---------
 CASH FLOWS FROM OPERATING
      ACTIVITIES:
Net income ....................................  $  3,163       $    --         $  7,031   $    507
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, depletion and amortization     16,072            --           24,920     22,692
      Stock compensation ......................     4,587            --             --         --
      Deferred income taxes ...................     3,359            --            6,702        883
      Minority interest .......................       508            --              380       --
      Allowance for doubtful IPF investments ..      --              --              437       --
Changes in operating assets and liabilities:
      Decrease (increase) in accounts
receivable ....................................       998            --           (7,584)    (6,731)
      Decrease (increase) in prepaids and
         other current assets .................      (705)           --               83       (956)
      Increase (decrease) in accounts payable
         and accrued expenses .................    (6,968)           --            2,584      3,538
                                                 --------       ---------       --------   --------
Net cash provided by operating activities .....    21,014            --           34,553     19,933

CASH FLOWS FROM  INVESTING
     ACTIVITIES:

Acquisition of the Tenneco Entities ...........      --           (96,164)          --         --
Purchase of restricted certificate of deposit .      --            (8,000)          --         --
Investment in oil and natural gas properties ..   (42,439)           --          (32,023)   (44,118)
Investment in Funds Acquisition ...............   (28,419)           --             --         --
Investment in Gulfstar Acquisition, net of cash
  acquired ....................................    (7,464)           --             --         --
Proceeds from sale of oil and natural gas
  properties ..................................     3,862            --            1,546      8,275
Proceeds from sale of equity investments ......     7,622            --             --         --
IPF Program investments of capital (notes
  receivable) .................................   (40,164)           --          (19,045)    (6,606)
IPF Program return of capital (notes
  receivable) .................................    12,109            --            4,618      2,638
Proceeds from sale of restricted certificate of
  deposit .....................................     8,000            --             --         --
Investments and other assets ..................      (709)           --           (2,425)        83
                                                 --------       ---------       --------   --------
Net cash used in investing activities .........   (87,602)       (104,164)       (47,329)   (39,728)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Proceeds from debt borrowings .................    67,830          73,200          6,968       --
Repayments of debt borrowings .................   (83,508)           --             (756)      --
Advances from Parent, net .....................      --              --            6,564      8,328
Issuance of common stock, net .................    86,961          31,000           --         --
                                                 --------       ---------       --------   --------
Net cash provided by financing activities .....    71,283         104,200         12,776      8,328
Increase in cash and cash equivalents .........     4,695              36           --      (11,467)
Cash and cash equivalents, beginning of period         36            --             --       11,467
                                                 --------       ---------       --------   --------
Cash and cash equivalents, end of period ......  $  4,731       $      36       $   --     $   --
                                                 ========       =========       ========   ========

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

        ASSETS:                                    LIABILITIES:

Accounts receivable -- trade......$   19,456    Accounts payable ....$ (10,624)
IPF Program notes receivable......    21,710    Long-term debt........  (6,212)
Oil and gas properties............    66,176    Total liabilities ...$ (16,836)
                                                                     ===========
Other assets......................     5,658
                                 -----------
  Total assets....................$  113,000
                                  ==========

        The financial statements of the Tenneco Entities for each of the years ended December 31, 1996 and 1995 have been combined to reflect their combined historical results of operations.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company for the years ended December 31, 1995 and 1996 as if the Acquisition had occurred at the beginning of each fiscal year (in thousands):

                                              1995       1996
                                              ----       ----
Revenues................................  $  37,647  $  56,230
Net income..............................  $   3,024  $   9,714

        The Company is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties, principally in the Gulf Coast region. The Company complements these activities with its Independent Producer Finance Program ("IPF Program") pursuant to which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION AND COMBINATION -- The consolidated balance sheets at December 31, 1997 and 1996 include the accounts of the Company and its majority-owned subsidiaries. Prior to July 1, 1997, the Company sponsored and managed two oil and gas investment programs for unaffiliated institutional investors (the "Funds"). The Company had a 10% interest in one program and a 30% interest in the other. The Company and the investors each owned direct undivided interests in oil and gas properties. The Company accounted for its interests in the Funds using the pro rata method of consolidation. On July 1, 1997, the Company acquired the direct undivided interests of the Funds. See Note 6.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        Until April 9, 1997, the Company owned 35% of the voting capital stock of Michigan Production Company L.L.C. ("MPC") and 28% of the voting capital stock of Michigan Energy Company, L.L.C. ("MEC"). Both were accounted for using the equity method of accounting. On April 9, 1997, the Company sold its MPC and MEC equity investments. See Note 5.

        The following presents combined summary information for MPC and MEC (in thousands):

                                As of                             Year Ended
                             December 31,                         December 31,
                                1996                                 1996
                            ------------                          -------------
 Current assets ...........      $1,654      Revenues .............  $690
 Non-current assets........      35,601      Operating expenses....   953
 Current liabilities.......       6,640      Net income ...........  (520)
 Non-current liabilities...      27,587

        The combined financial statements of the Tenneco Entities include their combined accounts and the combined accounts of their majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        OIL AND GAS PROPERTIES -- Investments in oil and gas properties are accounted for using the full cost method of accounting. All costs associated with the acquisition, exploration, exploitation and development of oil and gas properties are capitalized. General and administrative costs of $2.3 million, $2.6 million and $2.1 million were included in capitalized costs for the years ended December 31, 1997, 1996 and 1995, respectively. Such capitalized costs include payroll and other related costs attributable to the Company's acquisition and exploration activities. Interest cost of $0.8 million was included in the capitalized costs for the year ended December 31, 1997 representing the cost of borrowings relating to the Company's unproven properties. Costs related to production, development, and the IPF Program activities are expensed within the presented year and not capitalized.

        Oil and gas properties are amortized using the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of the assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and gas property costs to be amortized. The amortizable base includes future development costs and, where significant, dismantlement, restoration, and abandonments costs, net of estimated salvage values. The depletion rate per Mcfe for the years ended December 31, 1997, 1996 and 1995 was $0.78, $1.01 and $1.08, respectively.

        Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

        In addition, the total capitalized costs of oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair value of unproved properties. If capitalized costs exceed this limit, the excess is charged to depreciation, depletion and amortization.

        OTHER ASSETS -- Other capital cost, including computer equipment, 3-D workstations, furniture and fixtures, debt issuance costs and organizational costs are amortized over a three to five year period using the straight-line method.

        INDEPENDENT PRODUCER FINANCE PROGRAM -- Through its IPF Program, the Company acquires term overriding royalty interests in oil and gas properties owned by independent producers. Because the funds advanced to a producer for these interests are repaid from an agreed upon share of cash proceeds from the sale of production until the amount advanced plus interest is paid in full, the Company accounts for the term overriding royalty interests as notes receivable. Under this accounting method, the Company recognizes only the interest income portion of payments received from a producer as revenues from IPF Activities on its income statement. The remaining cash receipts are recorded as a reduction in notes

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

receivable on the Company's balance sheet and as IPF Program return of capital on the Company's statement of cash flows. The Company records an impairment for its investments on a case-by-case basis when it determines repayment to be doubtful.

        PARENT ADVANCES. -- Prior to the Acquisition, Parent advances to the Company for net working capital and capital expenditure requirements were recorded as non-current liabilities on the combined balance sheet. The Parent did not charge the Company any interest expense on the funds utilized by the Company.

        INCOME TAXES -- Through December 31, 1996, the Company's taxable income is included in a consolidated United States income tax return with the Parent. The intercompany tax allocation policy between the Company and the Parent provided that each member of the consolidated group compute a provision for income taxes on a separate return basis.

        The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). This statement requires deferred tax assets and liabilities to be determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. See Note 11.

        OIL AND GAS HEDGING ACTIVITIES -- The Company periodically uses derivative financial instruments to manage price risks related to oil and natural gas sales and not for speculative purposes. For book purposes, gains and losses related to the hedging of anticipated transactions are recognized as income when the hedged transaction occurs.

        The Company primarily utilizes price swap agreements with major energy companies to accomplish its hedging objectives. The price swap agreements generally provide for the Company to receive or make counter-party payments on the differential between a fixed price and a variable indexed price. Total oil and natural gas sales hedged during the years ended December 31, 1997, 1996 and 1995 were 244,540 Bbls and 12,010 MMbtus, 258,710 Bbls and 16,025 MMbtus and 65,840 Bbls and zero MMbtus, respectively. Gains (losses) realized by the Company under such hedging arrangements, and reported as an increase (reduction) of revenues, were ($4.6 million), ($10.5 million) and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The following table sets forth the Company's open hedging contracts for oil and natural gas under various price swap agreements with major energy companies as of December 31, 1997:

                                CRUDE OIL                       NATURAL GAS
                        ------------------------------- ------------------------
                                     WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                        FIXED SALES                FIXED SALES
                           BBLS           PRICE           MMBTU        PRICE
                        ----------  ------------------- ---------- -------------
 Jan 1998 -- Dec 1998      194,210         $17.91          4,560        $2.14
 Jan 1999 -- Dec 2000      248,340         $18.72             --          --

        Subsequent to December 31, 1997, the Company terminated its oil swap agreements for 1999 and 2000. The Company received $47,673 in settlement of these swap agreements.

        Subsequent to December 31, 1997, the Company sold natural gas futures contracts covering an average of 30 MMcfd of its expected natural gas production for March 1998 through June 1998. Under these contracts, the Company will receive an average price of $2.20 per MMbtu for March 1998 and $2.28 per MMbtu for April 1998 through June 1998.

        REVENUE RECOGNITION -- The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells. Oil and gas sold in production operations is not significantly different from the Company's share of production. The Company recognizes financing revenues from its IPF activities using the effective interest rate method.

        The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material natural gas imbalances at December 31, 1997 or 1996.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, accounts and notes receivable, payables, long-term debt and oil and natural gas commodity hedges. The carrying amount of cash, accounts receivable and payables approximates fair value because of the short-term nature of these items. Based on current industry and other conditions, management believes that the carrying value of its IPF Program notes receivable approximates, at a minimum, their fair value. The carrying value of long-term debt approximates fair value because the individual borrowings bear interest at floating market rates. Assuming a market price based on the twelve-month strip as of December 31, 1997, the Company's projected losses from open hedge contracts were approximately $0.3 million as of December 31, 1997. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of amounts that would be realized in a full market exchange.

        USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved producing oil and natural gas properties; estimates of proved oil and natural gas reserve volumes; and discounted future net cash flows.

        CONCENTRATION OF RISK -- Substantially all of the Company's accounts and notes receivable result from oil and natural gas sales, joint interest billings and lending activities to third parties in the oil and natural gas industry. This concentration of customers, joint interest owners and borrowers may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

        CHANGE IN PRESENTATION -- Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

        MAJOR CUSTOMERS -- The Company has sold to certain major customers oil and gas production representing 57%, 57% and 56% of its oil and gas revenues for the years 1997, 1996 and 1995, respectively. Based upon the current demand for oil and gas, the Company believes that the loss of any of these purchasers would not have a material adverse effect on the Company.

        STATEMENTS OF CASH FLOWS -- The statements of cash flows are presented using the indirect method and consider all highly liquid investments with maturities at the time of purchase of three months or less to be cash equivalents.

        Supplemental cash flow information may be summarized as follows (in thousands):

                                                SUCCESSOR          PREDECESSOR
                                         ---------------------- ----------------
                                             1997        1996      1996    1995
                                         ----------- ---------- --------- ------
Interest expense paid ................... $ 4,401     $   --       $307     $ --
Income taxes paid .......................     445         --        --        --
Acquisitions:
   Total cash consideration:
       The Acquisition .................. $  --         96,164     $--      $ --
       Funds Acquisition ................  28,419         --        --        --
       Gulfstar Acquisition .............   8,000         --        --        --
   Fair value of assets acquired:
       The Acquisition .................. $  --        113,000     $--      $ --
       Funds Acquisition ................  28,419         --        --        --
       Gulfstar Acquisition .............  17,802         --        --        --
     Liabilities assumed:
        The Acquisition ................. $  --         16,836     $--       $--
        Gulfstar Acquisition ............   1,802         --        --        --
Non-Cash Items:
     Stock issued in connection with
        Gulfstar Acquisition............. $ 8,000     $   --       $--      $ --

                           DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        EARNING PER SHARE --- The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) in February 1997. SFAS 128, which is effective for periods ended after December 15, 1997, establishes standards for computing and presenting earnings per share (EPS). SFAS 128 replaces the presentation of primary EPS previously prescribed by Accounting Principles Board Opinion No. 15 (APB 15) with a presentation of basic EPS which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic and diluted EPS. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15 and assumes the exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Common Stock. For the year ended December 31, 1997, the Company has adopted this statement.

        The following table is a reconciliation of the numerators and denominators of the basic and diluted earning per share computations for net income (in thousands, except per share data):

                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                         ---------------------------------------
                                            INCOME        SHARES       PER SHARE
                                         (NUMERATOR)  (DENOMINATOR)       AMOUNT
                                         -----------  -------------       ------
 BASIC EPS
 Income available to common
   stockholders ........................   $3,163         11,578           $0.27
                                                                         =======
EFFECT OF DILUTIVE SECURITIES
Stock options ..........................     --              548
                                         ----------     ---------
DILUTED EPS
Income available to common
   stockholders ........................   $3,163         12,126           $0.26
                                         ===========     ========        =======

        The Company had no options outstanding at December 31, 1997 which have not been included in the EPS computation.

        EMPLOYEE STOCK-BASED COMPENSATION -- In October 1995, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123) was issued. Under SFAS 123, the Company is permitted to either record expenses for stock options and other stock-based employee compensation plans based on their fair value at the date of grant or to apply the existing standard, Accounting Principles Board Opinion No. 25 (APB 25) and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company has elected to continue to follow APB 25. See Note 10.

3.  NOTES RECEIVABLE -- INDEPENDENT PRODUCER FINANCING

        At December 31, 1997 and 1996, the Company had total outstanding notes receivable related to its IPF Program of $49.8 million and $21.7 million, respectively. The notes receivable result from the Company's purchase of production payments in the form of term overriding royalty interests in exchange for an agreed upon share of revenues from identified properties until the amount invested and a specified rate of return on investment is paid in full. During 1997 and 1996, the Company realized returns from the IPF Program of 14.5% and 17.7%, respectively. The weighted average returns expected by the Company on the notes receivable outstanding at December 31, 1997 and December 31, 1996 were 19.0% and 20.9%, respectively. While the independent producer's obligation to deliver such revenues is nonrecourse to the producer, management believes that the Company's overriding royalty interest constitutes a property interest and therefore, such property interest and the underlying oil and gas reserves effectively serve as security for the notes receivable. Based on reserve data available, the Company has estimated that $8.9 million and $7.9 million of notes receivable at December 31, 1997 and 1996 will be repaid in the next twelve months and has classified such amounts as current assets.

        In fiscal 1996, the Company established an allowance for doubtful accounts of approximately $0.4 million related to its IPF Program, which is the balance of such account at December 31, 1997 and 1996. No other allowance activity occurred

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

during the three years ended December 31, 1997. The allowance for doubtful accounts was zero for the year ended December 31, 1995. Based on the December 31, 1997 notes receivable balance, expected principal payments in each of the next five years are as follows (in thousands):

1998....................................  $   8,873
1999....................................  $   8,857
2000....................................  $   7,721
2001....................................  $   7,063
2002....................................  $   5,691

4.  UNEVALUATED PROPERTY

        Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds, and exploratory and developmental wells in progress. These costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and available funds for exploration and development. The following table summarizes the cost of the properties not subject to amortization for the year cost was incurred (in thousands):

                                                      DECEMBER 31,
                                                 ----------------------
 Year cost incurred:                                  1997      1996
                                                 ---------- -----------
           1996                                    $ 10,385    $ 12,662
           1997                                      26,218         --
                                                 ---------- -----------
                                                   $ 36,603    $ 12,662
                                                 ========== ===========

5.  SALE OF NON-CORE ASSETS

        On April 9, 1997, the Company sold its interest in a natural gas development project located in northwest Michigan, previously accounted for under the equity method, (the "Michigan Development Project"). The Company received $7.6 million in cash for its interest, net of debt repayment. The aggregate sales price approximated the Company's book value. Additionally, in 1997 the Company received $3.9 million from the sale of other non-core assets.

6.  ACQUISITIONS

        On July 1, 1997, the Company consummated the acquisition (the "Funds Acquisition") of certain property interests from three unaffiliated institutional investors. Such interests are primarily located in the Gulf Coast region and, as of January 1, 1997, had combined proved reserves of approximately
33.0 Bcfe. The interests also include 18,209 net undeveloped leasehold acres. The aggregate purchase price for the interests was approximately $28.4 million, which was paid in cash with a portion of the net proceeds of the initial public offering of the Company's common stock consummated on June 27, 1997.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company for the years ended December 31, 1997 and 1996 as if the Funds Acquisition had occurred at the beginning of each fiscal year. The 1996 pro forma amounts also give effect to the Acquisition discussed in Note 1.

                                         (in thousands, except per share data)
                                         YEAR ENDED                YEAR ENDED
                                       DECEMBER 31, 1997       DECEMBER 31, 1996
                                       -----------------       -----------------
               Revenues                     $ 58,289               $ 70,409
               Net income                   $  4,443               $ 14,272
               Net income per share (1)     $   0.37                   N/A
        ------------
        (1)    EPS assuming dilution.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        On December 15, 1997, the Company acquired all of the outstanding capital stock of Gulfstar Energy, Inc. and Mid Gulf Drilling Corp. (the "Gulfstar Acquisition"). The aggregate purchase price of these privately held, independent energy companies was $16.6 million, comprised of $8.6 million in cash and 499,990 shares of the Company's common stock valued at $16.00 per share.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company for the years ended December 31, 1997 and 1996 as if the Gulfstar Acquisition had occurred at the beginning of each fiscal year. The 1997 and 1996 pro forma amounts also give effect to the Acquisition and to the Funds Acquisition discussed above.

                                        (in thousands, except per share data)
                                       YEAR ENDED                 YEAR ENDED
                                    DECEMBER 31, 1997         DECEMBER 31, 1996
                                    -----------------         -----------------
             Revenues                     $  61,946                $ 71,685
             Net income                   $   4,699                $ 13,537
             Net income per share (1)     $    0.37                   N/A

(1) EPS assuming dilution. EPS calculation assumes that 499,990 share of common stock issued in connection with the Gulfstar Acquisition was outstanding for the entire year

7.  LONG-TERM DEBT

        At December 31, 1997 and 1996, notes payable and long-term debt consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                          ---------------------
                                                           1997          1996
                                                         -------        -------
Company Credit Facility ........................         $34,552        $61,200
Indebtedness to Fund VII .......................            --            7,000
IPF Credit Facility ............................          29,168         11,212
                                                         -------        -------
Long-term debt .................................         $63,720        $79,412
Less current maturities ........................            --          (24,900)
                                                         -------        -------
                                                         $63,720        $54,512
                                                         =======        =======

        COMPANY CREDIT FACILITY -- In connection with the Acquisition, the Company entered into a $65.0 million revolving credit facility maturing on December 31, 1999 (the "Company Credit Facility") with a group of banks led by The Chase Manhattan Bank (the "Lenders"). The Company Credit Facility is secured by approximately 80% of the aggregate value of the Company's oil and gas properties and substantially all of the Company's other property (other than IPF Program related properties), including the capital stock of Ventures and Production and is also guaranteed by Ventures and Production. Amounts available under the Company Credit Facility are subject to a borrowing base with scheduled redeterminations every six months (and such other redeterminations as the Lenders may elect to perform) by the Lenders at the Lenders' sole discretion and in accordance with their customary practices and standards in effect from time to time for reserve-based loans to borrowers similar to the Company. The borrowing base under the Company Credit Facility at December 31, 1997 was $50.0 million.

        Absent a default or an event of default, borrowings under the Company Credit Facility accrue interest at LIBOR plus a margin of 1.50% to 2.50% per annum depending on the total amount outstanding or, at the option of the Company, at the greater of (i) the prime rate and (ii) the federal funds effective rate plus 0.50%, plus a margin of 0.50% to 1.50% depending on the total amount outstanding. The Company also incurs a quarterly commitment fee ranging from 0.375% to 0.50% per annum on the average unused portion of the Lenders' aggregate commitment depending on the total amount outstanding and an administrative fee of $25,000 payable annually in advance. The interest rate on the amounts outstanding at December 31, 1997 was 7.97%.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        The Company Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, enter into certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and that will otherwise restrict corporate activities. In addition, such facility requires the Company to maintain a specified minimum tangible net worth and to comply with certain prescribed financial ratios. Further, under such facility, an event of default is deemed to occur if any person, other than the Company's officers, Fund VII or any other investment fund, the managing general partner of which is First Reserve Corporation ("First Reserve"), becomes the beneficial owner, directly or indirectly, of more than 40% of the outstanding shares of Common Stock.

        IPF CREDIT FACILITY -- Domain Energy Finance Corporation ("IPF Company"), an indirect wholly-owned subsidiary of the Company, has a $150.0 million revolving credit facility (the "IPF Credit Facility") agented by Compass Bank-Houston ("Compass") through which it finances a portion of the IPF Program. The IPF Credit Facility matures June 1, 1999 at which time all amounts owed thereunder are due and payable. The IPF Credit Facility is secured by substantially all of IPF Company's oil and gas term overriding royalty interests, including the notes receivable generated therefrom. The borrowing base under the facility as of December 31, 1997 was $40.0 million and is subject to a scheduled redetermination by Compass every six months and such other redeterminations as Compass may elect to perform each year. Absent a default or an event of default (as defined therein), borrowings under the IPF Credit Facility accrue interest at LIBOR plus a margin of 1.75 to 2.25% per annum depending on the total amount outstanding or, at the option of the IPF Company, the prime rate published in THE WALL STREET JOURNAL. The Company also incurs a quarterly commitment fee ranging from 0.375% to 0.50% per annum on the average unused portion of the aggregate commitment depending on the total amount outstanding and an administrative fee of $15,000 payable annually in advance. The interest rate on the amounts outstanding as of December 31, 1997 was 8.21%.

        The IPF Credit Facility contains a number of covenants that, among other things, restrict the ability of IPF Company to incur additional indebtedness or grant liens on its properties, guarantee indebtedness of any other person, dispose of assets, make loans in excess of $100,000 other than in the ordinary course of its business, issue additional shares of capital stock, engage in certain transactions with affiliates, enter into any new line of business or amend certain of its material contracts. In addition, such facility requires IPF Company to maintain a specified minimum tangible net worth.

        The IPF Credit Facility restricts the ability of the IPF Company to dividend cash to its parent, Ventures, or otherwise advance cash to the Company. At December 31, 1997, IPF Company net assets of approximately $10.4 million were restricted.

        INDEBTEDNESS TO FUND VII -- Prior to the Acquisition, Tennessee Gas Pipeline Company ("TGPL"), the former wholly-owning parent of Ventures, was a guarantor with respect to certain indebtedness (the "Michigan Senior Debt") of a partnership formed to participate in a development project in Michigan in which Ventures was at the time a general partner. In connection with the Acquisition, the Company formed Domain Energy Guarantor Corporation ("Guarantor Corporation"), for the sole purpose of assuming the obligations of TGPL under such guaranty. As security for its obligations under the guaranty, Guarantor Corporation purchased an $8.0 million certificate of deposit issued by the lender in respect of the Michigan Senior Debt and assigned and pledged such certificate to the lender.

        To enable Guarantor Corporation to purchase the $8.0 million certificate pledged as collateral for its guaranty of the Michigan Senior Debt, First Reserve Fund VII, Limited Partnership ("Fund VII"), the Company's sole stockholder at December 31, 1996, loaned Guarantor Corporation $8.0 million evidenced by a Subordinated Promissory Note dated December 31, 1996 (the "Note"). The full principal amount of the Note was scheduled to mature on December 31, 1999. Interest accrued on the Note at a rate per annum equal to the interest rate per annum earned by Guarantor Corporation on the $8.0 million certificate and was payable quarterly. The obligations of Guarantor Corporation under the Note were expressly made subordinated and subject in right of payment to the prior payment in full of the Michigan Senior Debt. Pursuant to the terms of the Note, Fund VII had the right to convert the Note into common stock. In accordance with APB 14, $1.0 million of the Note was reclassified from notes payable to additional paid-in capital on the Company's financial statements. As a result of the reclassification the effective interest rate on the Note increased from 4.60% to 5.26%. The remaining $7.0 million of the Note was classified as current maturities of long-term debt at December 31, 1996 in keeping with Fund VII's intent to exercise

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

its option to acquire common stock concurrent with consummation of the Company's initial public offering ("the Offering"). Upon consummation of the Offering, in June 1997, the Note was repaid.

8.  RELATED PARTY TRANSACTIONS

        Prior to the Acquisition, the Company paid an affiliate of the Parent for various administrative support services, including treasury, legal, tax, human resources and administration. Allocations were based on the Company's percentage of total assets as compared to the Parent's total assets. Included in the 1996 allocation was approximately $2.0 million of costs that were directly related to severance payments, retention bonuses and other costs associated with the merger of Tenneco with an affiliate of El Paso Natural Gas Company. Management of the Company believes that the allocations were reasonable and approximate those costs which would have been incurred from unrelated parties.

        Prior to the Acquisition, the Parent also advanced various amounts to the Company for working capital and capital expenditure requirements. The Parent did not charge the Company any interest expense on the funds utilized by the Company. The average amounts of advances outstanding from the Parent were approximately $118.5 million and $107.7 million for the years ended December 31, 1996 and 1995, respectively. A summary of the activity in the advances from Parent account follows (in thousands):

                                                            1996       1995

                                                       ---------- ----------
 Beginning balance, January 1,                           $112,832  $ 104,504
 Cash advances, net                                         1,737      5,545
 Corporate overhead allocation.........................     4,827      2,627
 Other allocations (accrued taxes)................          4,734        156
 Liability to Parent at Acquisition date not
    assumed by the Company                                (12,413)     --
                                                       ---------- ----------
 Ending balance, December 31                             $   --     $112,832
                                                       ========== ==========

        In 1997, the Company paid First Reserve, the managing partner of Fund VII, a fee of $500,000 for financial advisory services rendered in connection with the Acquisition.

9.  STOCKHOLDERS' EQUITY

        COMMON STOCK -- As of June 20, 1997, the Company was authorized to issue up to 25,000,000 shares of Common Stock, $.01 par value per share. All share amounts in the financial statements have been retroactively restated to present a 754-for-one stock split effected on June 20, 1997. As of December 31, 1997, there were 15,110,111 shares of Common Stock issued and 15,107,719 outstanding with 2,392 shares held in treasury. As of December 31, 1996, there were 7,177,681 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote for each share held and are not entitled to cumulative voting for the purpose of electing directors and have no preemptive or similar right to subscribe for, or to purchase, any shares of Common Stock or other securities to be issued by the Company in the future. Accordingly, the holders of more than 50% in voting power of the shares of Common Stock voting generally for the election of directors will be able to elect all of the Company's directors.

        OPTION TO ACQUIRE COMMON STOCK -- Pursuant to the Subscription Agreement, dated December 31, 1996 (the "First Reserve Subscription Agreement"), between the Company and Fund VII, the Company granted to Fund VII an option (the "First Reserve Option") to acquire 1,914,048 shares of Common Stock for an aggregate purchase price of $8.0 million plus any accrued interest on the Note (the "Option Price") (see Note 7). The Option Price could be paid by Fund VII
(i) prior to the date on which the Note has been paid in full, by delivery to the Company of the Note together with the payment in cash of any principal or interest payments on the Note previously received by Fund VII and (ii) after the date on which the Note has been paid in full, by payment of the Option Price in cash. In connection with the Offering the Company and Fund VII agreed to restructure the terms of the First Reserve Option as set forth below.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        The Company and Fund VII agreed that concurrently with consummation of the Offering, Fund VII would purchase a number of shares of Common Stock at the Offering price such that the aggregate purchase price paid by Fund VII for such shares equals $8,681,000. The amount of $8,681,000 represents the sum of (i) the outstanding principal balance of the Note plus estimated accrued interest thereon through June 15, 1997 and (ii) $500,000 in cash to be paid by Fund VII. This transaction was completed on June 24, 1997.

        In accordance with APB 14, $1.0 million of the Note, representing the estimated fair value of the First Reserve Option, has been reclassified from notes payable to additional paid-in capital. See Note 7.

        PREFERRED STOCK -- The Board of Directors is authorized, without action by the holders of Common Stock, to issue up to 5,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"), in one or more series, to establish the number of shares to be included in each such series and to fix the designations, preferences, relative, participating, optional and other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such matters may include, among others, voting rights, conversion and exchange privileges, dividend rates, redemption rights, sinking fund provisions and liquidation rights that could be superior and prior to the Common Stock. As of December 31, 1997 and 1996, no shares of preferred stock were issued and outstanding.

10.  STOCK-BASED COMPENSATION

        The Company maintains two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which encourages, but does not require, all entities to record compensation expense on all stock-based compensation plans based upon fair value. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1997 are presented below.

        STOCK PURCHASE AND OPTION PLAN -- In 1996, the Company adopted the Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan"). The Stock Purchase and Option Plan authorizes the issuance of options to acquire up to 867,091 shares of Common Stock and the Company has reserved 867,091 shares of Common Stock for issuance in connection therewith. The Stock Purchase and Option Plan is administered by the Compensation Committee of the Board of Directors. Pursuant to the Stock Purchase and Option Plan, the Company may grant to employees, directors or other persons having a unique relationship with the Company or its affiliates, singly or in combination, Incentive Stock Options, Other Stock Options, Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend Equivalent Rights, Performance Units, Performance Shares or Other Stock-Based Grants, in each case as such terms are defined therein. The terms of any such grant will be determined by the Compensation Committee and set forth in a separate grant agreement. The exercise price will be at least equal to 100% of fair market value of the Common Stock on the date of grant in the case of Incentive Stock Options and the exercise price of Other Stock Options will be at least equal to 50% of fair market value of the Common Stock on the date of grant, provided that options to purchase up to 433,546 shares of Common Stock may be granted with an exercise price equal to $.01 per share, which is the par value of the Common Stock. Non-Qualified Stock Options and Other Stock Options may be exercisable for up to ten years.

        On February 21, 1997 (the "Grant Date"), the Company granted to the officers of the Company, pursuant to separate Non-Qualified Stock Option Agreements (collectively, as amended, the "Stock Option Agreements") between the Company and each of such persons, options to purchase a total of 753,998 shares of Common Stock under the Stock Purchase and Option Plan. In addition, the Company has granted options to purchase an aggregate of 95,696 shares of Common Stock to other employees of the Company. Under the terms of the Stock Option Agreements, 50% of the options granted to each such person are designated as time options (collectively, the "Time Options"), with an exercise price equal to $4.18 per share, and 50% are designated as performance options (collectively, the "Performance Options"), with an exercise price equal to $.01 per share. The Time Options become exercisable as to 20% of the shares of Common Stock subject thereto on the first anniversary of the Grant Date and are exercisable as to an additional 20% of such shares upon each anniversary of the Grant Date thereafter. The Performance Options become exercisable at any time following the second anniversary of the Grant Date, when the Investment Return Hurdle (as such term is defined) is met; provided that the Performance Options become exercisable as to 100% of the shares of Common Stock subject thereto on the ninth anniversary of the Grant Date.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        At December 31, 1997, the Company had an additional 24,574 options available to grant. The following is a summary of all stock option activity for 1997:

                                                      Number        Weighted
                                                   of Shares of      Average
                                                   Underlying        Exercise
                                                     Options           Prices
                                               ----------------- -------------
 Outstanding at December 31, 1996......                      --            --
 Granted                                                869,704        $ 2.36
 Exercised                                                   --            --
 Forfeited                                               (7,177)       $ 2.10
 Expired                                                     --            --
                                               ----------------- -------------
 Outstanding at December 31, 1997......                 862,527        $ 2.36
                                               ================= =============
 Exercisable at December 31, 1997.......                  6,670        $13.50

        The weighted average per share fair value of options granted during 1997 was $3.28.

        The fair value of each option granted during 1997 was estimated as of the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions for grants in 1997: no dividend yield; expected volatility of zero for options granted prior to the Offering and an expected volatility of 44.6% for options granted on or after the Offering; risk-free interest rates ranging from 5.44% to 6.70% ; and an expected option life of 2.50 years.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                               Weighted Average   Weighted                    Weighted
  Range of                     Remaining          Average                     Average
  Exercise                     Contractual        Exercise                    Exercise
  Prices          Outstanding  Life               Price         Exercisable   Price
 --------------- ------------ ------------------ ------------- ------------  ------------
 $ 0.01 to $4.18      842,517          9.25        $ 2.10           --            --
    $13.50             20,010          9.50        $13.50         6,670        $13.50
 --------------- ------------ ------------------ ------------- ------------  ------------
 $ 0.01 to $13.50     862,527          9.26        $ 2.36         6,670        $13.50

        MANAGEMENT INVESTOR SUBSCRIPTION AGREEMENTS AND RELATED TRANSACTIONS -- On February 21, 1997, each of the Company's officers and other managers of the Company (the "Management Investors") entered into a Management Investor Subscription Agreement with the Company pursuant to which the Management Investors purchased an aggregate of 390,307 shares of Common Stock at $4.18 per share. To facilitate such purchases, the Company loaned the Management Investors an aggregate of approximately $546,000. All such indebtedness of such persons accrues interest at the rate of 8% per annum, payable semiannually; provided that each Management Investor may elect to satisfy his or her semiannual interest payment obligation by increasing the principal amount of the indebtedness owed to the Company by the amount of interest otherwise payable. As security for such loans made by the Company, each Management Investor pledged to the Company, and granted a first priority security interest in, the shares of Common Stock purchased by such Management Investor pursuant to its respective Management Investor Subscription Agreement and is required to pledge, and grant a first priority security interest in, all other shares of Common Stock that each such person may subsequently acquire, including, without limitation, upon exercise of options to purchase shares of Common Stock. Such loans were repaid in full in February 1998. In addition, in April 1997, other employees of the Company purchased 95,696 shares of Common Stock at an average price of $4.18 per share.

        STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS --The Company has adopted the Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan"). The objective of the Nonemployee Director Plan is to enable the Company to attract and retain the services of outstanding nonemployee directors by affording them an opportunity to acquire a proprietary interest in the Company through automatic, non-discretionary awards of options exercisable to purchase shares of Common Stock.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        Each member of the Board of Directors who is not an employee of the Company or its subsidiaries is eligible to receive options under the Nonemployee Director Plan. On the effective date of the Nonemployee Director Plan, each such of the five eligible directors were automatically granted an option to purchase 4,002 shares of Common Stock. Future eligible directors will also be granted an option to purchase an identical number of shares of Common Stock upon their initial appointment or election to the Board of Directors. The exercise price of the options will be equal to the fair market value of the Common Stock on the date of grant. The options may be exercised for a period of ten years commencing on the date of grant as follows: (i) up to one-third of the total number of shares of Common Stock subject to an option may be purchased as of the date of grant; (ii) up to an additional one-third of the total number of shares of Common Stock subject to an option may be purchased as of the date of the annual meeting of stockholders of the Company in the year following the year in which the option was granted ("Second Vesting Date"), provided that the holder of the option is an eligible director immediately following such meeting; and (iii) the balance of the total number of shares of Common Stock subject to an option may be purchased as of the date of the annual meeting of stockholders next following the Second Vesting Date ("Final Vesting Date"), provided that the holder of the option is an eligible director immediately following such meeting.

        COMPENSATION EXPENSE -- For purposes of determining compensation expense pursuant to APB 25, the measurement date for the stock options granted to officers of the Company is December 31, 1996 as on that date each officer knew the number of options (both Time Options and Performance Options) that they would be granted, the number of shares that they would be entitled to receive upon exercise of the options and the option exercise price. The measurement date for other options granted and stock sold is the date of the grant or sale. Compensation expense is calculated based on the difference in the proceeds that the Company receives upon issuance of the stock and the estimated fair value of the stock at the measurement date. The Company recognized stock compensation expense of $4,587,000 in 1997 and anticipates recognizing stock compensation expense based on actual stock acquired and in accordance with the vesting schedule of options granted as follows:

 1998 ............................ $1,158,000
 1999 ............................    227,000
 2000 ............................     37,000
 2001 ............................     18,000
 2002 ............................      3,000

        Pursuant to APB 25, the Company recognized a charge of $4.6 million as compensation expense for equity-based compensation awarded in 1997. If the fair value based method of accounting in FAS 123 had been applied, the Company would have recognized $4.8 million in 1997 as compensation expense. The Company's pro forma net income and earnings per common share for 1997 is presented below (in thousands, except per share data):

                                                              1997
                                                         ------------
 Net income - as reported .............................      $3,163
 Net income - pro forma ...............................      $2,995
 Diluted earnings per common share - as reported ......      $ 0.26
 Diluted earnings per common share - pro forma ........      $ 0.25

        Because it is likely that additional options will be granted in future years and will vest ratably, the reported pro forma results are not necessarily representative of the effects on reported pro forma results for future years.

11.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                             SUCCESSOR         PREDECESSOR
                                            ----------   ----------------------
                                              1997            1996        1995
                                            ----------   ----------------------
 Federal:
     Current (1) ......................       $  445       $(2,965)       $(518)
     Deferred .........................        3,359         6,511          791
State:
     Current ..........................          290           657          (14)
     Deferred .........................         --             191           92
                                              ------       -------        -----
Income tax expense ....................       $4,094       $ 4,394        $ 351
                                              ======       =======        =====

(1) In 1997, $445,000 of current federal income taxes represents alternative minimum taxes paid.

        The following table sets forth a reconciliation of the statutory federal income tax with the Company's effective tax rate (in thousands):

                                                      SUCCESSOR    PREDECESSOR
                                                     ----------  --------------
                                                        1997       1996    1995
                                                     ----------  -------  -----
Income before income taxes .......................   $ 7,257     $11,425  $ 858
                                                     ----------  -------  -----
Income tax computed at statutory rates............   $ 2,540     $ 3,999  $ 300
State taxes, net of federal benefit...............       189         551     54
Other ............................................     1,365        (156)    (3)
                                                     ----------  -------  -----
Income tax expense ...............................   $ 4,094     $ 4,394  $ 351
                                                     =========   =======  =====

(1) In 1997, the Company recorded $3.9 million of stock compensation expense for which it will receive no tax deduction.

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The components of deferred tax assets and liabilities pursuant to FAS 109 are as follows (in thousands):


                                                    DECEMBER 31,    DECEMBER 31,
                                                        1997            1996
                                                    -----------     ------------
 Deferred tax liability:
     Oil and gas properties ....................    $    13,081     $      --
                                                    -----------     ------------
Deferred tax asset:
     Alternative minimum tax ...................            445            --
     Net operating loss carryforwards ..........         12,441            --
      Other, net ...............................            310            --
                                                    -----------     ------------
                                                         13,196            --
Valuation Allowance ............................            --             --
                                                    -----------     ------------
     Net deferred tax asset ....................    $       115     $      --
                                                    ===========     ============

        As of December 31, 1996, the Company had no deferred tax liability. As a result of the Acquisition and the corresponding election made by El Paso and the Company to step-up the tax basis in the assets acquired, there are no temporary differences in the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

        As of December 31, 1997, the Company has a net operating loss ("NOL") carryforward for federal income tax purposes of approximately $35.5 million that may be used in future years to offset taxable income. Utilization of the Company's NOL carryforward is subject to annual limitations due to certain stock ownership changes that have occurred. To the extent not utilized, the NOL carryforward will begin to expire in 2006. The Company does not believe a deferred tax asset valuation is required because all tax carryovers are expected to be fully utilized.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

        From time to time, the Company is a party to certain lawsuits and claims arising in the ordinary course of business. While the outcome of lawsuits and claims cannot be predicted with certainty, management does not expect these matters will have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

        401(K) PLAN -- Effective December 31, 1996, the Company has offered its employees an employee 401(k) savings plan (the "401(k) Plan"). The 401(k) Plan covers all full-time employees and entitles each to contribute up to 15% of his or her annual compensation subject to maximum limitations imposed by the Internal Revenue Code. The 401(k) Plan allows for employer matching of up to 8% of the employee's contributions based on years of participation in the plan, including years of participation in the 401(k) plan previously offered by Tenneco. The Company's contributions to the 401(k) Plan during 1997 were $146,000.

        The Company has entered into operating lease agreements for office space in Houston, Texas with the lease term expiring on September 30, 2002.

        Future minimum lease payments required as of December 31, 1997 related to these and other normal operating leases are as follows::

 Year ended December 31,

                 1998 ....................................   $   490,000
                 1999 ....................................       440,000
                 2000 ....................................       428,000
                 2001 ....................................       420,000
                 2002 ....................................       315,000
                                                             -----------
                     Total minimum lease payments            $ 2,093,000
                                                             ===========

        Rent expense for the years ended December 31, 1997, 1996 and 1995 was $253,000, $604,000 and $545,000, respectively.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              QUARTER ENDED
                                              ------------------------------------------------
                                              MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
 PREDECESSOR (IN THOUSANDS, EXCEPT PER          1996       1996        1996           1996
 SHARE DATA)                                  ---------  --------  -------------  ------------
Revenues ...........................          $  16,143  $ 14,686  $      13,531  $     11,870
Operating income (loss) (1) ........              4,096     6,126          2,047          (694)
Net income (loss) ..................              2,754     3,855            982          (560)
Net income per share ...............               --        --             --            --
                                                              QUARTER ENDED
                                              ------------------------------------------------
                                              MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
 SUCCESSOR (IN THOUSANDS, EXCEPT PER            1997       1997        1997           1997
 SHARE DATA)                                  ---------  --------  -------------  ------------
 -----------
Revenues ..............................       $  13,222  $  9,841  $      13,671  $     15,534
Operating income ......................           2,525     1,908          3,321         3,277
Net income (loss) (3) .................            (319)      673          1,634         1,175
Net income (loss) per share (2) .......       $   (0.03) $   0.08  $        0.11  $       0.08

(1) The fourth quarter 1996 includes $2.1 million of corporate overhead which is $1.2 million greater than the average of the first three quarters. This amount includes costs related to the merger between Tenneco and an affiliate of El Paso.

(2) Assuming dilution.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

(3) The first quarter of 1997 includes $3.2 million of stock compensation expense which is $2.7 million greater than the average of the last three quarters. This amount includes cost related to stock purchases made by the Company's management.

14. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

        This footnote provides unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

        CAPITALIZED COSTS -- Capitalized costs and accumulated depreciation, depletion and amortization relating to the Company's oil and gas producing activities, all of which are conducted within the continental United States, are summarized below (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                                 --------------------
                                                                    1997        1996
                                                                 ---------    -------
Proved producing oil and natural gas properties ............     $ 116,782    $53,514
Unevaluated properties .....................................        36,603     12,662
                                                                 ---------    -------
                                                                   153,385      66,176

Less: Accumulated depreciation, depletion and amortization .       (15,411)       --
                                                                 ---------    -------
Net capitalized costs ......................................     $ 137,974    $66,176
                                                                 =========    =======
 Company's share of equity method investee's net capitalized
 cost  (sold in 1997)  .............                             $    --      $17,815

        COSTS INCURRED -- Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                             SUCCESSOR        PREDECESSOR
                                             ----------   -------------------
                                                1997        1996       1995
                                             ----------   --------   --------
Property acquisition costs:
     Proved ..........................       $   39,762   $  7,781   $ 15,186
     Unproved ........................           15,610        732      3,207
Exploration costs ....................           16,804     12,126     23,677
Development costs ....................           18,894      7,506      7,834
                                             ----------   --------   --------
Total costs incurred .................       $   91,070   $ 28,145   $ 49,904
                                             ==========   ========   ========
Company's share of equity method
  investee's cost incurred
  (sold in 1997)......................       $     --     $ 17,978   $   --


        RESULTS OF OPERATIONS -- Results of operations for oil and gas producing activities (including operating overhead) were as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                              SUCCESSOR          PREDECESSOR
                                             ----------     --------------------
                                               1997          1996          1995
                                             ----------     -------      -------
 REVENUES
     Sales ...........................       $   47,251     $52,274      $34,877
     Other revenues ..................              238        (413)         414
                                             ----------     -------      -------
          Total revenues .............           47,489      51,861       35,291
                                             ----------     -------      -------
EXPENSES
     Production costs ................           16,341      11,547        8,690
     Depreciation, depletion and
       amortization...................           15,411      24,919       22,339
                                             ----------     -------      -------
     Income before taxes .............           15,737      15,395        4,262
     Provision for income taxes ......            5,744       5,921        1,743
                                             ----------     -------      -------
     Results of operations for oil
       and gas producing activities...       $    9,993     $ 9,474      $ 2,519
                                             ==========     =======      =======

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        The difference between the above results of operations and the amounts reported in the Consolidated and Combined Statements of Income is primarily attributable to excluding IPF Program related activities, general and administrative expense, stock compensation expense, corporate overhead allocation, amortization of other assets and interest expense.

        RESERVES -- Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved oil and natural gas reserve quantities and the related discounted future net cash flows before income taxes for the periods presented are based on estimates prepared by DeGolyer and MacNaughton, Netherland, Sewell & Associates, Inc., and other third-party independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

        The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below.

                                          OIL, CONDENSATE AND NATURAL GAS LIQUIDS (BBLS)
                                          ----------------------------------------------
                                                   SUCCESSOR                 PREDECESSOR
                                          -----------------------------      -----------
                                              1997             1996              1995
                                          ------------      -----------      -----------
Proved developed and undeveloped reserves:
Beginning of year ....................      10,128,061        2,197,181        4,109,442
Revisions of previous estimates ......        (232,597)         289,216         (704,308)
Purchase of oil and gas properties ...       1,546,024        8,152,514        1,713,328
Extensions and discoveries ...........         570,129          180,286          179,224
Sale of oil and gas properties .......         (15,005)        (127,305)      (2,676,505)
Production ...........................        (646,394)        (563,831)        (424,000)
                                          ------------      -----------      -----------
End of year ..........................      11,350,218       10,128,061        2,197,181
                                          ============     ============      ===========
 Proved developed reserves at end
     of year (1)                             5,708,044        9,775,753       1,701,656
 Equity in proved reserves of equity
investee (sold in 1997) ...........               --          1,251,592           --
                                                           NATURAL GAS (MCF)
                                          -----------------------------------------------
                                                    SUCCESSOR                PREDECESSOR
                                          -----------------------------      -----------
                                              1997             1996              1995
                                          ------------      -----------      -----------
Proved developed and undeveloped reserves:
Beginning of year ...................       60,094,539       82,682,380       73,398,877
Revisions of previous estimates .....          103,428       (2,920,927)       5,769,806
Purchase of oil and gas properties ..       40,465,190             --         19,898,227
Extensions and discoveries ..........       20,624,856        4,743,646       13,083,241
Sale of oil and gas properties ......         (407,603)      (3,218,665)     (11,402,771)
Production ..........................      (15,932,493)     (21,191,895)     (18,065,000)
                                          ------------      -----------      -----------
End of year .........................      104,947,917       60,094,539       82,682,380
                                          ============      ===========      ===========

Proved developed reserves at end of
  year...............................       84,444,975       47,495,614       65,178,731
Equity in proved reserves of equity
  investee (sold in 1997) ...........             --         21,243,379             --

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

                                                                    TOTAL (MCFE)
                                                     -----------------------------------------
                                                              SUCCESSOR            PREDECESSOR
                                                     ---------------------------   -----------
                                                         1997           1996          1995
                                                     ------------   ------------   -----------
 Proved developed and undeveloped reserves:

     Beginning of year ............................   120,862,905     95,865,466    98,055,529
     Revisions of previous estimates ..............    (1,292,154)    (1,185,631)    1,543,958
     Purchase of oil and gas properties ...........    49,741,334     48,915,084    30,178,195
     Extensions and discoveries ...................    24,045,630      5,825,362    14,158,585
     Sale of oil and gas properties ...............      (497,633)    (3,982,495)  (27,461,801)
     Production ...................................   (19,810,857)   (24,574,881)  (20,609,000)
                                                     ------------   ------------   -----------
     End of year ..................................   173,049,225    120,862,905    95,865,466
                                                     ============   ============   ===========
Proved developed reserves at end of year ..........   118,693,238    106,150,132    75,388,667
Equity in proved reserves of equity investee
  (sold in 1997) ..................................          --       28,752,931          --

(1) Proved developed oil, condensate and natural gas liquids reserves decreased by 4.1 million barrels in 1997 as compared to 1996. This decrease was the result of the reclassification of a portion of the reserves attributable to the Wasson Field from proved developed to proved undeveloped at year end 1997.

        STANDARDIZED MEASURE -- The table of the Standardized Measure of Discounted Future Net Cash Flows relating to the Company's ownership interests in proved oil and gas reserves as of year end is shown below (in thousands):

                                                                                  AS OF DECEMBER 31,
                                                                       -------------------------------------
                                                                              SUCCESSOR          PREDECESSOR
                                                                       -----------------------    ---------
                                                                          1997         1996          1995
                                                                       ----------    ---------    ---------
Future cash inflows ................................................   $  434,977    $ 422,377    $ 210,818
Future oil and gas operating expenses ..............................     (172,347)    (204,741)     (43,204)
Future development costs ...........................................     (52,3780      (31,208)     (38,680)

Future net cash flows before income taxes ..........................      210,252      186,428      128,934
10% annual discount of future net cash flows before income taxes
 . ..................................................................      (61,463)     (38,591)     (25,003)
Discounted future net cash flows before income taxes ...............      148,789      147,837      103,931
Future income tax expenses, net of 10% annual discount .............      (21,118)     (22,491)      (4,932)
                                                                       ----------    ---------    ---------
Standardized measure of discounted future net cash flows ...........   $  127,671    $ 125,346    $  98,999
                                                                       ==========    =========    =========
Company's share of equity method investee's standardized measure of
discounted future net cash flows (sold in 1997)                        $     --      $  29,078    $    --

        Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Year-end prices utilized for oil and natural gas were $18.70/Bbl and $2.55/MMbtu in 1997, $22.50/Bbl and $3.38/MMbtu in 1996 and $18.76/Bbl and $3.30/MMbtu in
1995. The Company estimates that a substantial decline in prices relative to year-end 1997 would cause a substantial decline in the Company's PV-10 Reserve Value. For example, a $0.10 per MMbtu decline in natural gas prices, holding all other variables constant, would decrease the Company's December 31, 1997 PV-10 Reserve Value by approximately $7.8 million, or 5.3%, and a $1.00 per Bbl decline in oil and condensate prices would decrease the Company's PV-10 Reserve Value by approximately $4.0 million, or 2.7%. While the foregoing calculations should assist the reader in understanding the effect of a decline in oil and natural gas prices on the Company's PV-10 Reserve Value, such calculations assume that quantities of recoverable reserves are constant and therefore would not be accurate if prices decreased to a level at which reserves would no longer be economically recoverable.

        Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

                            DOMAIN ENERGY CORPORATION
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (CONTINUED)

        Future income taxes are based on year end statutory rates, adjusted for operating loss carryforwards and tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

        The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money, and the risks inherent in reserve estimates.

        CHANGE IN STANDARDIZED MEASURE -- Changes in standardized measure of future net cash flows relating to proved oil and gas reserves are summarized below (in thousands):

                                                     SUCCESSOR      PREDECESSOR
                                                     --------   -------------------
                                                       1997       1996       1995
                                                     --------   --------   --------
 Changes due to current operations:
     Sales of oil and gas, net of production costs   $(30,910)  $(40,727)  $(26,200)
     Sales of reserves in place ...................      (478)    (4,639)   (20,027)
     Extensions and discoveries ...................    34,617      7,941     18,595
     Purchase of reserves in place ................    57,398     12,601     21,143
     Future development costs incurred ............     4,385      7,270      7,834
Changes due to revisions in standardized variables:
     Price and production costs ...................   (77,123)    52,020     23,926
     Revisions of previous quantity estimates .....    (3,571)    (1,857)      (950)
     Estimated future development costs ...........       962     (1,187)    (8,825)
     Income taxes .................................     1,373    (17,560)   (11,613)
     Accretion of discount ........................    14,784     10,393      6,181
     Production rates (timing) and other ..........       888      2,092     20,443
                                                     --------   --------   --------
Net increase ......................................     2,325     26,347     30,507
Beginning of year .................................   12,5346     98,999     68,492
                                                     --------   --------   --------
End of year .......................................  $127,671   $125,346   $ 98,999
                                                     ========   ========   ========

         Sales of oil and natural gas, net of oil and natural gas operating expenses and future development costs are based on historical pre-tax results. Sales of reserves in place, extensions and discoveries, purchases of reserves in place and the changes due to revisions in standardized variables are reported on a pre-tax discounted basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        For the information called for by Item 10., reference is made to Part I of this Form 10-K For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 12, 1998, which will be filed with the SEC within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    Index to Financial Statements

               (1)    Financial Statements

                                                                           PAGE

                     Independent Auditors' Report....................      35

                      Consolidated Balance Sheets.....................      36

                      Consolidated and Combined Statements of Income.....   37

                      Consolidated and Combined Statements of
                      Stockholders' Equity...............................   38

                      Consolidated and Combined Statements of Cash
                      Flows..............................................   39

                      Notes to Consolidated and Combined Financial
                      Statements.........................................   40

               (2)    Financial Statement Schedules

        No schedules have been included herein because the information required to be submitted has been included in the Company's Consolidated and Combined Financial Statements or the notes thereto, or the required information is inapplicable.

                                                                           PAGE

               (3)    Index of Exhibits..................................   59

        See Index of Exhibits for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

        (b)    Reports on Form 8-K.

               The Company filed the following report on Form 8-K during the fourth quarter of 1997:

                      DATE OF REPORT        DESCRIPTION OF EVENT
                      -----------------     --------------------
                      December 15, 1997     Acquisition of significant
                                            assets. No financial statements were
                                            filed in connection therewith.

        (c)    Index of Exhibits

        EXHIBIT NO.                                DESCRIPTION
        -----------                                -----------
        3.1                  Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the
                             quarter end June 30, 1997).

        3.2                  Second Amended and Restated By-laws of the Company (incorporated by reference to
                             Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1997).

        10.1                 Stock Purchase Agreement, dated as of December 24, 1996, between
                             El Paso Natural Gas Company and Teleo Ventures, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
                             on Form S-1 filed with the Commission on April 4, 1997).

        10.2                 Assignment and Assumption Agreement, dated as of December 31, 1996, between Teleo Ventures, Inc. and the Company (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1
                             filed with the Commission on April 4, 1997).

        10.3                 Credit Agreement ,dated as of June 7, 1996, between Domain Energy
                             Finance Corporation (formerly known as Tenneco Ventures Finance
                             Corporation) and Compass Bank--Houston (including the First Amendment and the Second Amendment thereto) (incorporated by reference to Exhibit
                             10.3 of the Company's Registration Statement on Form S-1 filed with the
                             Commission on April 4, 1997 and Exhibit 10.3 of Amendment No. 1 to the
                             Company's Registration Statement on Form S-1 filed with the Commission on May 21, 1997.)

        10.4                 Subscription Agreement, dated as of December 31, 1996, between First
                             Reserve Fund VII, Limited Partnership and the Company (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form
                             S-1 filed with the Commission on April 4, 1997).

        10.5                 Amended and Restated Management Investor Subscription Agreement, dated effective as of December 31, 1996, between Michael V. Ronca and the Company
                             (incorporated by reference to Exhibit 10.5 of the Company's Registration
                             Statement on Form S-1 filed with the Commission on April 4, 1997.)

        10.6                 Management Investor Subscription Agreement, dated as of February 21, 1997, between Herbert A. Newhouse and the Company, with similar agreements with Catherine L. Sliva, Rick G. Lester, Douglas H. Woodul, Stephen M.
                             Curran, Dean R. Bouillion and Lucynda S. Herrin (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed with the Commission on April 4, 1997).

        10.7                 Promissory Note, dated February 21, 1997, by Michael V. Ronca in favor of the Company, with similar Promissory Notes by Herbert A. Newhouse,
                             Catherine L. Sliva, Rick G. Lester, Douglas H. Woodul, Steven M. Curran
                             and Lucynda S. Herrin (incorporated by reference to Exhibit 10.7 of the
                             Company's Registration Statement on Form S-1 filed with the Commission on
                             April 4, 1997).

        10.8                 Pledge Agreement,  dated as of February 21, 1997, between the Company and
                             Michael V. Ronca, with similar agreements with Herbert A. Newhouse,
                             Catherine L. Sliva, Rick G. Lester, Douglas H. Woodul, Steven M. Curran
                             and Lucynda S. Herrin (incorporated by reference to Exhibit 10.8 of the
                             Company's Registration Statement on Form S-1 filed with the Commission on
                             April 4, 1997).

        10.9                 Employment Agreement, dated as of December 31, 1996, between Michael V.
                             Ronca and the Company (incorporated by reference to Exhibit 10.9 of the
                             Company's Registration Statement on Form S-1 filed with the Commission on
                             April 4, 1997).

        10.10                Credit Agreement, dated as of December 31, 1996, among the Company,
                             Ventures Corporation, Production Corporation, The Chase Manhattan Bank,
                             Compass Bank, Toronto Dominion (Texas), Inc. and The Chase Manhattan
                             Bank as Administrative Agent (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed with the Commission on April 4, 1997).

        10.11                Amended and Restated 1996 Stock Purchase and Option Plan for Key
                             Employees of Domain Energy Corporation and Affiliates (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form
                             S-1 filed with the Commission on April 4, 1997).

        10.12                Amended and Restated Non-Qualified Stock Option Agreement, dated as of
                             April 3, 1997, between the Company and Michael V. Ronca, with similar agreements with Herbert A. Newhouse, Catherine L. Sliva, Rick G. Lester,
                             Douglas H. Woodul, Steven M. Curran, Dean R. Bouillion and Lucynda S.
                             Herrin (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the
                             Company's Registration Statement on Form S-1 filed with the Commission on
                             May 21, 1997).

        10.13                Purchase Agreement, dated as of April 30, 1997, among Production Corporation, as Purchaser, each of GE APPL Corp., GTPT Corporation and Zeta MT Holding, Inc.,
                             as Sellers, and NationsBank of Texas, N.A., as QPAM (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company's Registration Statement on
                             Form S-1 filed with the Commission on May 21, 1997).

        10.14                Form of Domain Energy Corporation 1997 Stock Option Plan for Nonemployee Directors
                             (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company's
                             Registration Statement on Form S-1 filed with the Commission on June 2, 1997).

        10.15                Securities Purchase Agreement, dated as of November 21, 1997, between the Company and Enron Finance Corp. (incorporated by reference to Exhibit 2.1 of the Company's
                             Current Report on Form 8-K dated December 15, 1997).

        10.16                Agreement and Plan of Merger, dated as of November 21, 1997, among the Company,
                             Domain Gulf Acquisition Corp. and Gulfstar Energy, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 15, 1997).

        21.1                 List of Subsidiaries of the Company.

        23.1                 Consent of Deloitte & Touche LLP.

        27.1                 Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOMAIN ENERGY CORPORATION
                                          (Registrant)

                                        By:/s/ RICK G. LESTER
                                               Rick G. Lester
                                        Vice President, Chief Financial
                                          Officer and Treasurer

                                        Date:  March 23, 1998

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                           DATE

 /s/  JONATHAN S. LINKER         Chairman of the Board           March 23, 1998
      Jonathan S. Linker


 /s/  MICHAEL V. RONCA           Director, President and Chief   March 23, 1998
      Michael V. Ronca           Executive Officer
(principal executive officer)


 /s/  MICHAEL L. HARVEY          Director and Executive Vice     March 23, 1998
      Michael L. Harvey          President


 /s/  STEVEN H. PRUETT           Director                        March 23, 1998
      Steven H. Pruett

 /s/  GARY K. WRIGHT             Director                        March 23, 1998
      Gary K. Wright

 /s/  RICK G. LESTER             Vice President, Chief Financial
      Rick G. Lester               Officer and Treasurer         March 23, 1998
  (Principal financial and
    accounting officer)