Form 10-Q
period 1998-03-31
DOMAIN ENERGY CORP
filed 1998-05-15
CIK 1037192

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998

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

               Yes  [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 14, 1998:

           Common Stock $0.01 par value           15,107,719

                            DOMAIN ENERGY CORPORATION

                         Table of Contents for Form 10-Q
                          Quarter Ended March 31, 1998

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
  COVER PAGE  ...................................................................   1

  DOCUMENT TABLE OF CONTENTS  ...................................................   2

  PART 1.  FINANCIAL INFORMATION

            ITEM 1.  Financial Statements
                     Consolidated Balance Sheets at March 31, 1998 (unaudited)
                       and December 31, 1997  ...................................   3
                     Consolidated Statements of Operations for the three months
                       ended March 31, 1998 and 1997 (unaudited)  ...............   4
                     Consolidated Statement of Shareholders' Equity for the
                       three months ended March 31, 1998 (unaudited)  ...........   5
                     Consolidated Statements of Cash Flows for the three
                       months ended March 31, 1998 and 1997 (unaudited)  ........   6
                     Notes to Consolidated Financial Statements (unaudited)  ....   7

           ITEM 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  .....................  10

  PART II. OTHER INFORMATION

           ITEM 1.   Legal Proceedings  .........................................  14

           ITEM 2.   Changes in Securities and Use of Proceeds ..................  14

           ITEM 3.   Defaults Upon Senior Securities  ...........................  14

           ITEM 4.   Submission of Matters to a Vote of Security Holders  .......  15

           ITEM 5.   Other Information  .........................................  15

           ITEM 6.  Exhibits and Reports on Form 8-K  ...........................  15

  SIGNATURES  ...................................................................  16

  INDEX OF EXHIBITS  ............................................................  17

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DOMAIN ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    (Note 1)
                        (in thousands, except share data)

                                                                  March 31,   December 31,
                                                                    1998          1997
                                                                  ---------    ---------
                                                                 (unaudited)
                                   ASSETS
Cash and cash equivalents .....................................   $   8,249    $   4,731
Accounts receivable ...........................................       8,631       12,562
IPF Program notes receivable, current portion .................       9,175        8,873
Notes  receivable - stockholders ..............................        --            546
Prepaid and other assets ......................................       2,808        2,858
                                                                  ---------    ---------
       Total current assets ...................................      28,863       29,570
IPF Program notes receivable, net .............................      42,611       40,892
Oil and natural gas properties, full cost method
     Proved properties ........................................     139,252      116,782
     Unproved properties ......................................      39,175       36,603
Less:  Accumulated  depreciation, depletion and amortization ..     (20,822)     (15,411)
                                                                  ---------    ---------
     Total oil and natural gas properties, net ................     157,605      137,974
Other assets, net .............................................       4,369        4,113
                                                                  ---------    ---------
       Total  assets ..........................................   $ 233,448    $ 212,549
                                                                  =========    =========
                                 LIABILITIES
Accounts payable and accrued expenses .........................   $  15,985    $  15,907
                                                                  ---------    ---------
       Total  current liabilities .............................      15,985       15,907
Long-term debt ................................................      80,910       63,720
Deferred income taxes .........................................       1,181         --
                                                                  ---------    ---------
       Total  liabilities .....................................      98,076       79,627
Minority interest .............................................         888          888

Commitments and contingencies

                            STOCKHOLDERS' EQUITY
Preferred stock:
   $0.01 par value, 5,000,000 shares authorized, none issued ..        --           --
Common Stock
   $0.01 par value, 25,000,000 shares authorized and 15,110,111 issued and 15,107,719 outstanding at March 31, 1998 and
       December 31, 1997 ......................................         151          151
Additional paid-in capital ....................................     129,019      128,730
Treasury stock ................................................         (10)         (10)
Retained earnings .............................................       5,324        3,163
                                                                  ---------    ---------
       Total  stockholders' equity ............................     134,484      132,034
                                                                  ---------    ---------
       Total  liabilities and stockholders' equity ............   $ 233,448    $ 212,549
                                                                  =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Note 1)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998          1997
                                                          -------      --------
REVENUES
Oil and natural gas ................................      $13,312      $ 12,782
IPF Activities, net ................................        1,958           732
Other ..............................................          688          (292)
                                                          -------      --------
             Total revenues ........................       15,958        13,222
                                                          -------      --------
EXPENSES
Lease operating ....................................        4,113         3,060
Production and severance taxes .....................          305           413
Depreciation, depletion and amortization ...........        5,598         3,282
General and administrative, net ....................        1,607           792
Stock compensation .................................          185         3,150
                                                          -------      --------
             Total operating expenses ..............       11,808        10,697
Income from operations .............................        4,150         2,525
Interest expense, net ..............................          655         1,109
                                                          -------      --------
Income before taxes ................................        3,495         1,416
Income tax provision ...............................        1,334         1,735
                                                          -------      --------
Net income (loss) ..................................      $ 2,161      $   (319)
                                                          =======      ========
Net income (loss) per common share:
     Basic .........................................      $  0.14      $  (0.03)
     Assuming dilution .............................      $  0.14      $  (0.03)
Weighted average common shares outstanding:
     Basic .........................................       15,108         9,156
     Assuming dilution .............................       15,822         9,156

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 1)
                                 (in thousands)
                                   (Unaudited)

                                               Additional
                                      Common    Paid in     Treasury    Retained
                                       Stock    Capital      Stock      Earnings    Total
                                      ------   ----------   --------    --------   --------
Balance at December 31, 1997 ......   $  151   $  128,730   $    (10)   $  3,163   $132,034
Stock compensation ................     --            289       --          --          289
Net income ........................     --           --         --         2,161      2,161
                                      ------   ----------   --------    --------   --------
Balance at March 31, 1998 .........   $  151   $  129,019   $    (10)   $  5,324   $134,484
                                      ======   ==========   ========    ========   ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 1)
                                 (in thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                        1998       1997
                                                                      --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................   $  2,161    $  (319)
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization ...................      5,598      3,282
       Stock compensation .........................................        185      3,150
       Deferred income taxes ......................................      1,296      1,550
       Minority interest ..........................................       --           32
       Allowance for doubtful IPF investments .....................        271       --
Changes in operating assets and liabilities:
       Decrease in accounts receivable ............................      3,931      5,467
       Decrease in prepaid and other current assets ...............         50         57
       Increase (decrease) in accounts payable and accrued expenses      3,139     (5,107)
                                                                      --------    -------
Net cash provided by operating activities .........................     16,631      8,112

CASH FLOWS FROM INVESTING  ACTIVITIES:
Investment in oil and natural gas properties ......................    (17,052)    (3,858)
Investment in Oakvale Acquisition .................................    (11,575)      --
Proceeds from sale of oil and gas properties ......................        628      1,700
IPF Program investments of capital (notes receivable) .............     (6,849)    (9,246)
IPF Program return of capital (notes receivable) ..................      4,557      3,426
Other assets ......................................................       (558)       401
                                                                      --------    -------
Net cash used in investing activities .............................    (30,849)    (7,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings .....................................     20,445      9,379
Repayment of debt borrowing .......................................     (3,255)    (4,953)
Issuance of common stock, net .....................................        546      1,085
                                                                      --------    -------
Net cash provided by financing activities .........................     17,736      5,511
Increase in cash and cash equivalents .............................      3,518      6,046
Cash and cash equivalents, beginning of period ....................      4,731         36
                                                                      --------    -------
Cash and cash equivalents, end of period ..........................   $  8,249    $ 6,082
                                                                      ========    =======

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     Domain Energy Corporation (the "Company") is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties, principally in the Gulf Coast region. The Company complements these activities with its Independent Producer Finance Program (the "IPF Program") pursuant to which it invests in oil and natural gas reserves through the acquisition of term overriding royalty interests.

     The consolidated balance sheet at March 31, 1998 and the consolidated statements of operations, stockholders' equity and cash flows included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have also been omitted from the interim financial statements pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The consolidated balance sheet at December 31, 1997 is derived from the December 31, 1997 audited balance sheet, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited annual financial statements included at pages 36 through 57 in the Company's Annual Report on Form 10-K, dated March 23, 1998.

2.   ACQUISITIONS

     FUNDS ACQUISITION - On July 1, 1997, the Company consummated the acquisition (the "Funds Acquisition") of certain property interests from three unaffiliated institutional investors. The aggregate purchase price for the interests was approximately $28.4 million, which was paid in cash with a portion of the net proceeds of the initial public offering of the Company's common stock consummated on June 27, 1997. The acquisition was accounted for using the purchase method of accounting.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three months ended March 31, 1997 as if the Funds Acquisition had occurred at the beginning of 1997 (in thousands, except per share data).

                                   THREE MONTHS ENDED
                                      MARCH 31, 1997
                                   ------------------
Revenues                                 $ 15,784
Net loss                                 $   (274)
Net loss per share (1)                   $  (0.03)

(1)  EPS assuming dilution.

     GULFSTAR ACQUISITION - On December 15, 1997, the Company acquired all of the outstanding capital stock of Gulfstar Energy, Inc. and Mid Gulf Drilling Corp. (the "Gulfstar Acquisition"). The aggregate purchase price of these privately held, independent energy companies was $16.6 million, comprised of $8.6 million in cash and 499,990 shares of the Company's common stock valued at $16.00 per share. The acquisition was accounted for using the purchase method of accounting.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three months ended March 31, 1997 as if the Gulfstar Acquisition had occurred at the beginning of 1997. The 1997 pro forma amounts also give effect to the Funds Acquisition discussed above (in thousands, except per share data).

                            DOMAIN ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                       THREE MONTHS ENDED
                         MARCH 31, 1997
                       ------------------
Revenues                  $   16,074
Net loss                  $     (459)
Net loss per share (1)    $    (0.05)

(1) EPS assuming dilution. EPS calculation assumes that the 499,990 shares of common stock issued in connection with the Gulfstar Acquisition were outstanding for the entire year.

     OAKVALE ACQUISITION - On February 26, 1998, the Company acquired the Oakvale Field from Pioneer Natural Resources USA Inc. for an aggregate purchase price of $11.6 million. The acquisition was accounted for using the purchase method of accounting. The acquisition is not material to the Company's financial statements and therefore pro forma information is not provided.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of March 31, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Management of the Company is evaluating what, if any, additional disclosures may be required when this statement is first applied.

4.   EARNINGS PER SHARE

     The Company reports earnings per share ("EPS") in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted EPS.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income reported for the first quarter of 1998 and 1997 (in thousands, except per share data):

                                                       FIRST QUARTER 1998                           FIRST QUARTER 1997
                                                ---------------------------------------    ---------------------------------------
                                                  INCOME         SHARES       PER SHARE      INCOME        SHARES (2)    PER SHARE
                                                (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                  ------         ------         -----         -----          -----         -----
  BASIC EPS
  Income available to common stockholders ..      $2,161         15,108         $0.14         $(319)         9,156         $(0.03)
                                                                                =====                                      ======
  EFFECT OF DILUTIVE SECURITIES
  Stock options (1) ........................        --              714                         --             --
                                                  ------         ------                       -----          -----
  DILUTED EPS
  Income available to common stockholders ..      $2,161         15,822         $0.14         $(319)         9,156         $(0.03)
                                                  ======         ======         =====         =====          =====         ======

                            DOMAIN ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) The Company had options granted for 100,000 shares outstanding at March 31, 1998 which were not included in the EPS computation, because the effect of the options are antidilutive.

(2) For the first quarter of 1997, the shares outstanding used in the EPS calculation were determined in accordance with the regulations of the Securities and Exchange Commission. Shares outstanding were calculated assuming that the 7,177,681 shares of Common Stock issued in connection with the Company's acquisition in December 1996, the 486,003 shares of Common Stock issued to the Company's employees in February and April 1997, the 849,694 shares of Common Stock reserved for issuance pursuant to outstanding options under the Stock Purchase and Option Plan and the 643,037 shares of Common Stock purchased concurrently with the Company's initial public offering by First Reserve Fund VII, Limited Partnership were outstanding since January 1, 1997.

5.   LONG-TERM DEBT

     At March 31, 1998 and December 31, 1997, notes payable and long-term debt consisted of the following (in thousands):

                                                   March 31,     December 31,
                                                    1998            1997
                                                   -------        -------
Company Credit Facility ....................       $49,052        $34,552
IPF Credit Facility ........................        31,858         29,168
                                                   -------        -------
Long-term debt .............................        80,910         63,720
less current maturities ....................          --             --
                                                   -------        -------
                                                   $80,910        $63,720
                                                   =======        =======

5.   SUBSEQUENT EVENTS

                  On May 12, 1998, the Company entered into a definitive agreement to merge with Lomak Petroleum, Inc. ("Lomak"). Pursuant to the merger agreement, the Company's shareholders will receive $14.50 worth of Lomak common stock for each common share. The final exchange ratio will be determined based on the market price of Lomak's shares during the 15-day period prior to completion of the merger. The exchange ratio is subject to a maximum and minimum of 1.2083 and 0.8529 Lomak shares, respectively. As a condition to the merger, the Company's majority shareholder, an affiliate of First Reserve Corporation ("First Reserve"), has agreed to sell to Lomak 3.3 million shares of the Company (22% of the total outstanding) for $43.9 million in cash ($13.50 per share). As contemplated by the merger agreement, First Reserve has voted all of its shares (52% of the total outstanding) in favor of the merger. As a result, no further approval of the Company's shareholders is necessary. Completion of the transaction is subject to approval of Lomak's shareholders and to customary regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following review of operations for the three months ended March 31, 1998 and 1997 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

     The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and expenses for the Company's oil and natural gas operations for the periods shown:

                                                               FOR THE
                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
  FINANCIAL DATA (IN THOUSANDS):
  Revenues:
     Natural Gas ...................................     $ 10,470      $ 10,094
     Oil and condensate ............................        2,842         2,688
     IPF Activities ................................        1,958           732
  Total revenues ...................................       15,958        13,222
  Total operating expenses .........................       11,808        10,697
                                                         --------      --------
  Operating income .................................     $  4,150      $  2,525
                                                         ========      ========
  Net income (loss) ................................     $  2,161      $   (319)

  Net cash provided by operating activities ........       16,631         8,112
  Net cash used in investing activities ............      (30,849)       (7,577)
  Net cash provided by financing activities ........       17,736         5,511

  NON-GAAP FINANCIAL DATA
  (IN THOUSANDS):
  Cash flow from operations before changes in
    working capital ................................     $  9,511      $  7,695

       EBITDA (1) ..................................        9,934         8,957
       IPF Program return of capital (2) ...........        4,557         3,426
                                                         --------      --------
       EBITDA plus IPF Program return
          of capital ...............................     $ 14,491      $ 12,283
                                                         ========      ========
  PRODUCTION VOLUMES:
         Natural gas (MMcf) ........................        4,872         3,668
         Oil and condensate (MBbls) ................          190           141
         Total (MMcfe) .............................        6,013         4,516

  AVERAGE REALIZED PRICES: (3)
         Natural gas  (per Mcf) ....................     $   2.15      $   2.75
         Oil and Condensate (per Bbl) ..............     $  14.96      $  19.06

  EXPENSES (PER MCFE):
         Lease operating ...........................     $   0.68      $   0.68
         Production and severance taxes ............     $   0.05      $   0.09
         Depreciation, depletion and
            amortization ...........................     $   0.90      $   0.69
         General and administrative, net (4) .......     $   0.21      $   0.14

(1) EBITDA represents earnings before stock compensation expense, interest, income taxes, depreciation, depletion and amortization. EBITDA is a financial measure commonly used in the oil and gas industry and should not be considered in isolation or as a substitute for net income, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA excludes some, but not all, items that affect net income and may vary among companies, the EBITDA calculation presented above may not be comparable to similarly titled measures of other companies.

(2) To more accurately reflect the actual cash flows generated by the Company, IPF Program return of capital is identified separately to allow such cash receipts to be combined with EBITDA.

(3) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities.

(4) Includes production attributable to properties managed for the Funds for the three months ended March 31, 1997 and excludes fees received from investors.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Oil and natural gas revenues increased to $13.3 million in the first quarter of 1998 from $12.8 million in the first quarter of 1997, an increase of $0.5 million, or 4.1%. Production volumes for oil and condensate increased to 190 MBbls in the first quarter of 1998 from 141 MBbls in the first quarter of 1997, an increase of 49 MBbls, or 34.8%. Production volumes for natural gas increased to 4.9 Bcf in the first quarter of 1998 from 3.7 Bcf in the first quarter of 1997, an increase of 1.2 Bcf, or 32.8%. The increase in natural gas production was primarily due to the Funds Acquisition (1.1 Bcf) completed in July 1997 and the Gulfstar Acquisition (0.4 Bcf) completed in December 1997, offset by natural declines in production from certain fields. The increase in total oil and natural gas production increased revenues by $4.2 million. This was largely offset by a 21.8% decrease in the average realized price received for the Company's natural gas and a 21.5% decrease in the average realized price received for the Company's oil and condensate. These decreases in realized prices decreased revenues by $3.7 million.

     The Company realized an average oil price of $14.21 per Bbl and an average natural gas price of $2.11 per Mcf for the first quarter of 1998. Net of hedging results, the Company realized average prices of $14.96 per Bbl and $2.15 per Mcf, respectively. Hedging activities increased oil and natural gas revenues for the first quarter 1998 by approximately $0.3 million. For the first quarter of 1997, the Company realized an average oil price of $21.45 per Bbl and an average natural gas price of $2.73 per Mcf. Net of hedging results, the Company realized average prices of $19.06 per Bbl and $2.75 per Mcf, respectively Hedging activities decreased oil and natural gas revenues for the first quarter of 1997 by approximately $0.3 million.

     Other revenues increased to $0.7 million in the first quarter of 1998 from a loss of $0.3 million in the first quarter of 1997, an increase of $1.0 million. This increase was primarily due to a $0.6 million gain realized as the result of a treasury lock entered into by the Company during the first quarter of 1998 in anticipation of a proposed debt offering and $0.4 million of losses in the first quarter of 1997 from the Michigan Development Project which the Company sold in April 1997.

     Revenues from IPF Activities increased to $2.2 million, excluding a $271,000 charge for doubtful accounts, in the first quarter of 1998 from $0.7 million in the first quarter of 1997, an increase of $1.5 million, or 204.5%. This increase was primarily the result of investing more than $40.0 million in IPF Activities during 1997, which was more than double the total invested in 1996.

     Lease operating expenses increased to $4.1 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997, an increase of $1.0 million, or 34.4%. Lease operating expenses were higher in the first quater of 1998 compared to the same period in 1997 due to the Funds Acquisition ($0.6 million) completed in July 1997 and the Gulfstar Acquisition ($0.4 million) completed in December 1997. On a per Mcfe basis, lease operating expenses were $0.68 for both the first quarter of 1998 and the first quarter of 1997.

     Depreciation, depletion and amortization ("DD&A") expense increased to $5.6 million in the first quarter of 1998 from $3.3 million in the first quarter of 1997, an increase of $2.3 million, or 70.6%. This was the result of higher oil and natural gas production volumes ($1.0 million) and an increase in the DD&A rate ($1.3 million). The DD&A rate increased to $0.90 per mcfe in the first quarter of 1998 compared to $0.69 per mcfe for the same period in 1997. The increase in the DD&A rate was primarily due to the addition of oil and natural gas properties acquired in 1997.

     General and administrative expense increased to $1.6 million in the first quarter of 1998 from $0.8 million in the first quarter of 1997, an increase of $0.8 million, or 102.9%. This increase was primarily due to an increase in the number of employees in 1998, partially due to the Gulfstar Acquisition completed in December 1997, and the expense of a proportional amount of anticipated 1998 year-end compensation awards ($0.3 million) in the first quarter of 1998.

     Stock compensation expense decreased to $0.2 million in the first quarter of 1998 from $3.2 million during the same period in 1997, a decrease of $3.0 million. The $3.0 million decrease is primarily attributable to stock purchased by the management of the Company in the first quarter of 1997 under the 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan").

     Income tax expense decreased to $1.3 million in the first quarter of 1998 from $1.7 million in the first quarter of 1997, a decrease of $0.4 million. This decrease was primarily due to income before taxes decreasing to $3.5 million for the first quarter of 1998 compared to $4.5 million (excluding permanent difference attributable to stock compensation of $3.1 million) for the first quarter of 1997. The effective tax rates, excluding permanent differences, were 38% and 39% for the first quarters of 1998 and 1997, respectively.

     Net income was $2.2 million for the first quarter of 1998 compared to a net loss of $0.3 million for the first quarter of 1997.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash and cash equivalents of approximately $8.2 million and working capital of $12.9 million. During the first quarter of 1998, the Company's primary sources of cash were from its operating activities and its revolving credit facilities.

     Net cash provided by operating activities increased to $16.6 million for the first quarter of 1998 from $8.1 million for the first quarter of 1997. Net cash flows from operations before changes in operating assets and liabilities for the first quarter of 1998 was $9.5 million compared to $7.7 million for the first quarter of 1997, an increase of $1.8 million, or 23.6%. This increase was primarily due to an increase in revenues from IPF Activities, before a charge for doubtful accounts, of $1.5 million. Changes in operating assets and liabilities accounted for the remaining $6.7 million increase in cash flows from operating activities.

     Cash flows used in investing activities for the first quarter of 1998 was $30.8 million compared to $7.6 million for the first quarter of 1997, an increase of $23.2 million. This increase was primary due to an increase in oil and natural gas investments of $24.8 million, including $11.6 million for the Oakvale Acquisition.

     Total capital expenditures, including the IPF Program, were $35.5 million for the first quarter of 1998. The Company's capital expenditure budget for 1998 is approximately $150.0, including $55.0 million for acquisitions, $45.0 million for exploration and development, and $50.0 million for IPF Program investments. However, the Company now expects only to spend approximately $51.4 million in connection with acquisitions and exploration and development, and $30.0 million for IPF Program investments during 1998. The Company's expected capital expenditures and investments reflect changes due to current oil prices which impact acquisition and exploration and development activities as well as investments made by the IPF Program. Actual levels of capital expenditures may vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions, future acquisitions and IPF Program activity. The Company expects to selectively pursue acquisition opportunities for proved reserves where it believes significant operating improvement or exploration and exploitation potential exists.

     The Company expects to fund its activities for the remainder of 1998 through a combination of cash flow from operations and the use of its existing revolving credit facilities and, if necessary, new financings to borrow funds required from time to time to supplement internal cash flows. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that available cash, together with borrowings under the existing revolving credit facilities, cash provided by operating activities and, if necessary, new financings will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

     Cash flows provided by financing activities increased to $17.7 million in the first quarter of 1998 compared to $5.5 million in the first quarter of 1997, an increase of $12.2 million. This increase is primarily due to increased net borrowings under the Company's revolving credit facilities of $12.8 million during the first quarter of 1998.

     The borrowing base under the Company's revolving credit facility with Chase Manhattan Bank, as agent, (the "Company Credit Facility") was increased to $60.0 million on April 12, 1998, giving the Company $11.9 million available under this credit facility.

     Effective May 14, 1998, the borrowing base under the Company's revolving credit facility with Compass Bank, as agent, (the "IPF Credit Facility") was increased to $49.0 million, giving the Company $16.0 million available under this credit facility.

RECENT DEVELOPMENTS

     On May 12, 1998, the Company entered into a definitive agreement to merge with Lomak Petroleum, Inc. ("Lomak"). Pursuant to the merger agreement, the Company's shareholders will receive $14.50 worth of Lomak common stock for each common share. The final exchange ratio will be determined based on the market price of Lomak's shares during the 15-day period prior to completion of the merger. The exchange ratio is subject to a maximum and minimum of 1.2083 and
0.8529 Lomak shares, respectively. As a condition to the merger, the Company's majority shareholder, an affiliate of First Reserve Corporation ("First Reserve"), has agreed to sell to Lomak 3.3 million shares of the Company (22% of the total outstanding) for $43.9 million in cash ($13.50 per share). As contemplated by the merger agreement, First Reserve has voted all of its shares (52% of the total outstanding) in favor of the merger. As a result, no further approval of the Company's shareholders is necessary. Completion of the transaction is subject to approval of Lomak's shareholders and to customary regulatory approvals.

     There can be no assurance that this transaction will not adversely affect the Company's ability to fund its planned 1998 capital expenditures.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of stockholders (the "Annual Meeting") of the Company was held on May 12, 1998 at which the stockholders voted on the following matters with the following results:

          (a) ELECTION OF DIRECTORS.

          At the Annual Meeting, the stockholders elected Jonathan S. Linker, Michael Harvey, William E. Macaulay, William P. Nicoletti, Steven H. Pruett, Michael V. Ronca and Gary K. Wright as directors of the Company, each to serve a term expiring at the 1999 annual meeting of stockholders. The results of voting were as follows:

          Director                         For         Abstained or Withheld
          --------                      ----------     ---------------------
          Jonathan S. Linker            13,397,595           233,100
          Michael L. Harvey             13,397,295           233,400
          William E. Macaulay           13,062,222           568,473
          William P. Nicoletti          13,399,295           231,400
          Steven H. Pruett              13,313,257           317,438
          Michael V. Ronca              13,399,295           231,400
          Gary K. Wright                13,398,095           232,600

          (b) SECOND AMENDED AND RESTATED STOCK PURCHASE AND OPTION PLAN.

          The stockholders approved the Company's Second Amended and Restated 1996 Stock Purchase and Option Plan with 10,825,787 shares voting in favor of the proposal, 1,604,897 shares voting against the proposal and 203,638 shares abstaining from voting.

          (c) AMENDMENT TO CERTIFICATE OF INCORPORATION.

          The stockholders approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation with 13,407,913 shares voting in favor of the proposal, 211,707 shares voting against the proposal and 11,075 shares abstaining from voting.

          (d) APPOINTMENT OF AUDITORS.

          The stockholders ratified the appointment of auditors with 13,589,625 shares voting for ratification, 23,163 shares voting against ratification and 17,907 shares abstaining from voting.

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

          (b) The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       DOMAIN ENERGY CORPORATION


May 14, 1998                                           /S/ RICK G. LESTER
                                                       -------------------
                                                           Rick G. Lester
                                                           Vice President, Chief
                                                           Financial Officer and
                                                           Treasurer

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                DESCRIPTION
-------              -----------
3.1 Second Amended and Restated Certificate of Incorporation of the Company filed with the State of Delaware on May 14, 1998.

3.2 Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.1 Second Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates.

10.2 Stock Purchase Agreement dated as of November 21, 1997, between the Company and Enron Capital & Trade Resources Corp.

10.3 Employment Agreement, executed on March 24, 1998, to be effective February 17, 1998 between Michael L. Harvey and the Company.

10.4 Non-Qualified Stock Option Agreement, dated as of March 24, 1998, between the Company and Michael L. Harvey.

10.5 Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation, dated May 12, 1998.

10.6 First Amendment to Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation, dated May 12, 1998.

27.1     Financial Data Schedule.