Form 10-Q
period 1998-06-30
DOMAIN ENERGY CORP
filed 1998-08-14
CIK 1037192

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of stock as of August 14, 1998:

           Common Stock $0.01 par value              15,107,719

                            DOMAIN ENERGY CORPORATION

                         Table of Contents for Form 10-Q
                           Quarter Ended June 30, 1998



                                                                          PAGE
                                                                         NUMBER
                                                                         -------
COVER PAGE ............................................................      1

DOCUMENT TABLE OF CONTENTS ............................................      2

PART 1. FINANCIAL INFORMATION

        ITEM 1. Financial Statements
                Condensed Consolidated Balance Sheets at
                June 30, 1998 (unaudited) and December 31, 1997 .......      3

                Condensed Consolidated Statements of Income for
                the three and six months ended June 30, 1998
                and 1997 (unaudited) ..................................      4

                Condensed Consolidated Statement of Shareholders'
                Equity for the six months ended June 30, 1998
                (unaudited) ...........................................      5

                Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 1998 and 1997
                (unaudited) ...........................................      6

                Notes to Condensed Consolidated Financial Statements
                (unaudited) ...........................................      7

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...................     11

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings .....................................     16

        ITEM 2. Changes in Securities and Use of Proceeds .............     16

        ITEM 3. Defaults Upon Senior Securities .......................     16

        ITEM 4. Submission of Matters to a Vote of Security Holders ...     16

        ITEM 5. Other Information .....................................     16

        ITEM 6. Exhibits and Reports on Form 8-K ......................     17

SIGNATURES ............................................................     18

INDEX OF EXHIBITS .....................................................     19

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       DOMAIN ENERGY CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                         June 30,   December 31,
                                                           1998        1997
                                                       -----------  -----------
                                                       (unaudited)
                        ASSETS
Cash and cash equivalents ............................  $   4,702    $   4,731
Accounts receivable ..................................      9,107       12,562
IPF Program notes receivable, current portion ........      5,815        8,873
Notes  receivable - stockholders .....................       --            546
Prepaid and other assets .............................      3,161        2,858
                                                        ---------    ---------
       Total current assets ..........................     22,785       29,570
IPF Program notes receivable, net ....................     60,582       40,892

Oil and natural gas properties, full cost method
     Proved properties ...............................    150,461      116,782
     Unproved properties .............................     37,783       36,603
Less:  Accumulated  depreciation, depletion and
amortization .........................................    (26,857)     (15,411)
                                                        ---------    ---------
     Total oil and natural gas properties, net .......    161,387      137,974
Other assets, net ....................................      3,938        4,113
                                                        ---------    ---------
       Total  assets .................................  $ 248,692    $ 212,549
                                                        =========    =========
                      LIABILITIES
Accounts payable and accrued expenses ................  $  15,160    $  15,907
                                                        ---------    ---------
       Total  current liabilities ....................     15,160       15,907
Long-term debt .......................................     94,361       63,720
Deferred income taxes ................................      2,312         --
                                                        ---------    ---------
       Total  liabilities ............................    111,833       79,627
Minority interest ....................................       --            888

Commitments and contingencies

                 STOCKHOLDERS' EQUITY
Preferred stock:
   $0.01 par value, 5,000,000 shares authorized, none
     issued ..........................................       --           --
Common Stock
   $0.01 par value, 50,000,000 shares authorized and
     15,110,111 issued and 15,107,719 outstanding
     at June 30, 1998 and 25,000,000 shares authorized
     and 15,110,111 issued and 15,107,719 outstanding
     at December 31, 1997.............................        151          151
Additional paid-in capital ...........................    129,178      128,730
Treasury stock .......................................        (10)         (10)
Retained earnings ....................................      7,540        3,163
                                                        ---------    ---------
       Total  stockholders' equity ...................    136,859      132,034
                                                        ---------    ---------
       Total  liabilities and stockholders' equity ...  $ 248,692    $ 212,549
                                                        =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended     Six Months Ended
                                                  June 30,             June 30,
                                              -----------------    ------------------
                                                1998      1997       1998       1997
                                              -------   -------    -------   --------
REVENUES
Oil and natural gas .......................   $14,395   $ 9,057    $27,707   $ 21,839

IPF Activities, net .......................     2,417       973      4,375      1,705
Other .....................................      --        (189)       688       (481)
                                              -------   -------    -------   --------
             Total revenues ...............    16,812     9,841     32,770     23,063
                                              -------   -------    -------   --------

EXPENSES
Lease operating ...........................     4,124     2,553      8,237      5,613
Production and severance taxes ............       187       329        492        742
Depreciation, depletion and amortization ..     6,226     3,146     11,824      6,428
General and administrative, net ...........     1,577       845      3,184      1,637
Stock compensation ........................       184     1,060        369      4,210
                                              -------   -------    -------   --------
             Total operating expenses .....    12,298     7,933     24,106     18,630
Income from operations ....................     4,514     1,908      8,664      4,433
Interest expense, net .....................       984     1,235      1,639      2,344
                                              -------   -------    -------   --------
Income before taxes .......................     3,530       673      7,025      2,089
Income tax provision ......................     1,314      --        2,648      1,735
                                              -------   -------    -------   --------
Net income ................................   $ 2,216   $   673    $ 4,377   $    354
                                              =======   =======    =======   ========

Net income per common share:
     Basic ................................   $  0.15   $  0.09    $  0.29   $   0.04
     Assuming dilution ....................   $  0.14   $  0.08    $  0.28   $   0.04
Weighted average common shares outstanding:
     Basic ................................    15,108     7,880     15,108      8,518
     Assuming dilution ....................    15,812     8,595     15,817      8,876

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            DOMAIN ENERGY CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                         Additional
                                                           Common         Paid in          Treasury       Retained
                                                            Stock          Capital          Stock         Earnings          Total
                                                             ----         ---------          ----          ------         ---------
Balance at December 31, 1997 .......................         $151         $ 128,730          $(10)         $3,163         $ 132,034
Stock compensation .................................          --                579           --             --                 579
Stock issuance (costs) .............................          --               (131)          --             --                (131)
Net income .........................................          --               --             --            4,377             4,377
                                                             ----         ---------          ----          ------         ---------
Balance at June 30, 1998 ...........................         $151         $ 129,178          $(10)         $7,540         $ 136,859
                                                             ====         =========          ====          ======         =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          DOMAIN ENERGY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  4,377    $    354
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation, depletion and amortization ........     11,824       6,428
       Stock compensation ..............................        369       4,210
       Deferred income taxes ...........................      2,427       1,525
       Minority interest ...............................       --           183
       Allowance for doubtful IPF investments ..........        271        --
Changes in operating assets and liabilities:
       Decrease in accounts receivable .................      3,455       6,132
       Increase in prepaid and other current assets ....       (303)       (163)
       Increase (decrease) in accounts payable and
         accrued expenses ..............................      3,789      (9,618)
                                                           --------    --------
Net cash provided by operating activities ..............     26,209       9,051

CASH FLOWS FROM INVESTING  ACTIVITIES:
Investment in oil and natural gas properties ...........    (30,151)     (9,461)
Investment in Oakvale Acquisition ......................    (11,575)       --
Proceeds from sale of oil and gas properties ...........      1,653       2,978
Proceeds from sale of equity investments ...............       --         2,222
IPF Program investments of capital (notes receivable) ..    (22,699)    (16,360)
IPF Program return of capital (notes receivable) .......      5,796       5,584
Proceeds from sale of restricted certificate of
  deposit ..............................................       --         8,000
Other assets ...........................................       (318)        245
                                                           --------    --------
Net cash used in investing activities ..................    (57,294)     (6,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt borrowings ..........................     36,285      16,090

Repayment of debt borrowing ............................     (5,644)    (70,336)
Issuance of common stock, net ..........................        415      83,909
                                                           --------    --------
Net cash provided by financing activities ..............     31,056      29,663
Increase (decrease) in cash and cash equivalents .......        (29)     31,922
Cash and cash equivalents, beginning of period .........      4,731          36
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  4,702    $ 31,958
                                                           ========    ========
   Supplemental non-cash disclosure related to
     sale of equity investments:
         Reduction of intercompany receivables
           and investments .............................             $  7,622
         Additional note receivable ....................             $  5,400

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                          DOMAIN ENERGY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

   The consolidated balance sheet at June 30, 1998 and the consolidated statements of income, stockholders' equity and cash flows included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have also been omitted from the interim financial statements pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The consolidated balance sheet at December 31, 1997 is derived from the December 31, 1997 audited balance sheet, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited annual financial statements included at pages 36 through 57 in the Company's Annual Report on Form 10-K, dated March 23, 1998.

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

   The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three and six months ended June 30, 1997 as if the Funds Acquisition had occurred at the beginning of 1997 (in thousands, except per share data).

                                      Three Months Ended   Six Months Ended
                                         June 30, 1997       June 30, 1997
                                      ------------------   ----------------
Revenues .............................      $13,300             $29,084
Net income ...........................      $ 1,469             $ 1,195
Net income per share(1) ..............      $  0.17             $  0.13

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

   The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three and six months ended June 30, 1997 as if the Gulfstar Acquisition had occurred at the beginning of 1997. The 1997 pro forma amounts also give effect to the Funds Acquisition discussed above (in thousands, except per share data).

                            DOMAIN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                      Three Months Ended   Six Months Ended
                                         June 30, 1997       June 30, 1997
                                      ------------------   ----------------
Revenues .............................     $13,640             $29,715
Net income ...........................     $ 1,323             $   865
Net income per share(1) ..............     $  0.15             $  0.10

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

3. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of June 30, 1998, there are no adjustments ("Other comprehensive income") to net income in deriving comprehensive income.

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 is effective for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Management of the Company is evaluating what, if any, additional disclosures may be required when this statement is first applied.

   In June 1998, the Financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Company will be analyzing SFAS 133 during 1998 and 1999 to determine what, if any, financial impact will result or additional disclosures will be required thereunder.

4. EARNINGS PER SHARE

   The Company reports earnings per share ("EPS") in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). SFAS 128 requires the dual presentation of basic and diluted EPS.

   The following tables are a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income reported for the second quarter and the first six months of 1998 and 1997 (in thousands, except per share data):

                            DOMAIN ENERGY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                              SECOND QUARTER 1998                        SECOND QUARTER 1997
                                                   ----------------------------------------   --------------------------------------
                                                     INCOME         SHARES        PER SHARE     INCOME        SHARES       PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT    (NUMERATOR)  (DENOMINATOR)     AMOUNT
BASIC EPS
Income available to
  common stockholders .......................         $2,216         15,108         $  0.15       $673         7,880         $  0.09
                                                                                    =======                                  =======
EFFECT OF DILUTIVE SECURITIES
Stock options (1) ...........................           --              704                        --           715
                                                      ------         ------                       ----         -----
DILUTED EPS
Income available to common stockholders .....         $2,216         15,812         $  0.14       $673         8,595         $  0.08
                                                      ======         ======         =======       ====         =====         =======

                                                       SIX MONTHS ENDED JUNE 30, 1998             SIX MONTHS ENDED JUNE 30, 1997
                                                   ----------------------------------------   --------------------------------------
                                                     INCOME         SHARES        PER SHARE     INCOME        SHARES(2)    PER SHARE
                                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT    (NUMERATOR)  (DENOMINATOR)     AMOUNT
BASIC EPS
Income available to
common stockholders .........................         $4,377         15,108         $  0.29       $354         8,518         $  0.04
                                                                                    =======                                  =======
EFFECT OF DILUTIVE SECURITIES
Stock options (1) ...........................           --              709                        --            358
                                                      ------         ------                       ----         -----
DILUTED EPS
Income available to
  common stockholders .......................         $4,377         15,817         $  0.28       $354         8,876         $  0.04
                                                      ======         ======         =======       ====         =====         =======

(1) The Company had options granted for 120,010 shares outstanding at June 30, 1998 which were not included in the EPS computation for the second quarter 1998 and the six months ended June 30, 1998, because the effect of the options are antidilutive.

(2) Represents the average of the first and second quarter of 1997. For the first quarter of 1997, the shares outstanding used in the EPS calculation were determined in accordance with the regulations of the Securities and Exchange Commission. Shares outstanding were calculated assuming that the 7,177,681 shares of Common Stock issued in connection with the Company's acquisition in December 1996, the 486,003 shares of Common Stock issued to the Company's employees in February and April 1997, the 849,694 shares of Common Stock reserved for issuance pursuant to outstanding options under the Stock Purchase and Option Plan and the 643,037 shares of Common Stock purchased concurrently with the Company's initial public offering by First Reserve Fund VII, Limited Partnership were outstanding since January 1, 1997.

5. LONG-TERM DEBT

         At June 30, 1998 and December 31, 1997, notes payable and long-term debt consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        1998           1997
                                                      -------         -------
Company Credit Facility ..................            $49,852         $34,552
IPF Credit Facility ......................             44,509          29,168
                                                      -------         -------
Long-term debt ...........................             94,361          63,720
less current maturities ..................               --              --
                                                      -------         -------
                                                      $94,361         $63,720
                                                      =======         =======

                          DOMAIN ENERGY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. OIL AND GAS PROPERTIES

   Investments in oil and gas properties are accounted for using the full cost method of accounting. Total capitalized costs of oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net cash flows from proved reserves, based on current(end of period)economic and operating conditions, plus the lower of cost or fair value of unproved properties. If capitalized costs exceed this limit, the excess is charged to depletion, depreciation, and amortization ("impairment charge"). At June 30, 1998, no impairment charge was required. However, commodity prices are volatile and have generally declined since June 30, 1998. In such a commodity price environment, there can be no assurance that the Company will not be required to report an impairment charge in a subsequent period.

7. MERGER

   On May 12, 1998, the Company entered into a definitive agreement to merge (the "Merger") with Lomak Petroleum, Inc. ("Lomak"). Pursuant to the merger agreement, the Company's shareholders will receive $14.50 worth of Lomak common stock for each common share subject to an exchange ratio maximum of 1.2083 at a Lomak per share price of $12.00 or lower and a minimum of 0.8529 at $17.00 or higher. The final exchange ratio will be determined based on the average closing sales price of Lomak's shares for the period of the 15 most recent trading days ending on the third business day prior to the date of the closing of the Merger. As a condition to the Merger, the Company's majority shareholder, an affiliate of First Reserve Corporation ("First Reserve"), agreed to sell to Lomak 3.3 million shares of the Company's common stock (22% of the total outstanding) for $43.9 million in cash ($13.50 per share). As contemplated by the merger agreement, First Reserve has voted all of its shares (52% of the total outstanding) in favor of the merger. As a result, no further approval of the Company's shareholders is necessary. Completion of the transaction is subject to approval of Lomak's shareholders.

   On July 3, 1998, Lomak purchased the 3.3 million shares of the Company's common stock from First Reserve for $43.9 million. This reduces First Reserve's ownership in the Company to 4.5 million shares (30.2%).

   As of August 6, 1998, Lomak has purchased an additional 532,600 shares of the Company's common stock in the open market, increasing its holdings in the Company to 3.8 million shares (25.0%).

   On July 16, 1998, Lomak scheduled a Special Meeting of Stockholders to be held on Tuesday, August 25, 1998 (the "Special Meeting") to consider and vote upon proposals to approve (i) the issuance of the shares of Lomak Common Stock in the Merger and (ii) an amendment to the Certificate of Incorporation of Lomak to change the name of Lomak to "Range Resources Corporation".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL

   The following review of operations for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the financial statements of the Company and Notes thereto included elsewhere in this Form 10-Q and with the Financial Statements, Notes and Management's Discussion and Analysis for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

RECENT DEVELOPMENTS

   On May 12, 1998, the Company entered into a definitive agreement to merge (the "Merger") with Lomak Petroleum, Inc. ("Lomak"). Pursuant to the merger agreement, the Company's shareholders will receive $14.50 worth of Lomak common stock for each common share subject to an exchange ratio maximum of 1.2083 at a Lomak per share price of $12.00 or lower and a minimum of 0.8529 at $17.00 or higher. The final exchange ratio will be determined based on the average closing sales price of Lomak's shares for the period of the 15 most recent trading days ending on the third business day prior to the date of the closing of the Merger. As a condition to the Merger, the Company's majority shareholder, an affiliate of First Reserve Corporation ("First Reserve"), agreed to sell to Lomak 3.3 million shares of the Company's common stock (22% of the total outstanding) for $43.9 million in cash ($13.50 per share). As contemplated by the merger agreement, First Reserve has voted all of its shares (52% of the total outstanding) in favor of the merger. As a result, no further approval of the Company's shareholders is necessary. Completion of the transaction is subject to approval of Lomak's shareholders.

   On July 3, 1998, Lomak purchased the 3.3 million shares of the Company's common stock from First Reserve for $43.9 million. This reduces First Reserve's ownership in the Company to 4.5 million shares (30.2%).

   As of August 6, 1998, Lomak has purchased an additional 532,600 shares of the Company's common stock in the open market, increasing its holdings in the Company to 3.8 million shares (25.0%).

   On July 16, 1998, Lomak scheduled a Special Meeting of Stockholders to be held on Tuesday, August 25, 1998 (the "Special Meeting") to consider and vote upon proposals to approve (i) the issuance of the shares of Lomak Common Stock in the Merger and (ii) an amendment to the Certificate of Incorporation of Lomak to change the name of Lomak to "Range Resources Corporation".

RESULTS OF OPERATIONS

   The following table summarizes certain financial data, non-GAAP financial data, production volumes, average realized prices and expenses for the Company's oil and natural gas operations for the periods shown:

                                             For the Three Months    For the Six Months
                                                 Ended June 30,        Ended June 30,
                                              -------------------   --------------------
                                                1998        1997      1998        1997
                                              --------    -------   --------    --------
FINANCIAL DATA (IN THOUSANDS):
Revenues:
   Natural Gas ............................   $ 11,572    $ 6,757   $ 22,042    $ 16,851
   Oil and condensate .....................      2,823      2,300      5,665       4,988
   IPF Activities .........................      2,417        973      4,375       1,705

Total revenues ............................     16,812      9,841     32,770      23,063
Total operating expenses ..................     12,298      7,933     24,106      18,630
                                              --------    -------   --------    --------
Operating income ..........................   $  4,514    $ 1,908   $  8,664    $  4,433
                                              ========    =======   ========    ========
Net income ................................   $  2,216    $   673   $  4,377    $    354

Net cash provided by operating activities .      9,578        939     26,209       9,051
Net cash provided by (used in) investing
  activities ..............................    (26,445)       785    (57,294)     (6,792)
Net cash provided by financing activities .     13,320     24,152     31,056      29,663

NON-GAAP FINANCIAL DATA
(IN THOUSANDS):
Cash flow from operations before changes in
  working capital .........................   $  9,757    $ 5,005   $ 19,268    $ 12,700

     EBITDA (1) ...........................     10,923      6,114     20,857      15,071
     IPF Program return of capital (2) ....      1,239      2,158      5,796       5,584
                                              --------    -------   --------    --------
     EBITDA plus IPF Program return
        of capital ........................   $ 12,162    $ 8,272   $ 26,653    $ 20,655
                                              ========    =======   ========    ========
PRODUCTION VOLUMES:
       Natural gas (MMcf) .................      5,189      3,387     10,061       7,055
       Oil and condensate (MBbls) .........        205        138        395         279
       Total (MMcfe) ......................      6,420      4,213     12,433       8,729

AVERAGE REALIZED PRICES: (3)
       Natural gas  (per Mcf) .............   $   2.23    $  1.99   $   2.19    $   2.39
       Oil and Condensate (per Bbl) .......   $  13.77    $ 16.67   $  14.34    $  17.88

EXPENSES (PER MCFE):
       Lease operating ....................   $   0.64    $  0.59   $   0.66    $   0.63
       Production and severance taxes .....   $   0.03    $  0.08   $   0.04    $   0.09
       Depreciation, depletion and
          amortization ....................   $   0.94    $  0.71   $   0.92    $   0.70
       General and administrative, net (4)    $   0.19    $  0.13   $   0.20    $   0.12

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

(4) Includes production attributable to properties managed for the Funds for the three and six months ended June 30, 1997 and excludes fees received from investors.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   Oil and natural gas revenues increased to $14.4 million in the second quarter of 1998 from $9.1 million in the second quarter of 1997, an increase of $5.3 million, or 58.9%. Production volumes for oil and condensate increased to 205 MBbls in the second quarter of 1998 from 138 MBbls in the second quarter of 1997, an increase of 67 MBbls, or 48.6%. Production volumes for natural gas increased to 5.2 Bcf in the second quarter of 1998 from 3.4 Bcf in the second quarter of 1997, an increase of 1.8 Bcf, or 53.2%.The increase in natural gas production was primarily due to the Funds Acquisition (1.0 Bcf) completed in July 1997 and the Gulfstar Acquisition (0.8 Bcf) completed in December 1997.
The increase in total oil and natural gas production increased revenues by $4.7 million. Additionally, revenues increased during the second quarter of 1998 by $1.2 million due to a 12.1% increase in the average realized price received by the Company for its natural gas. These increases were partially offset by a 17.4% decrease in the average realized price received for the Company's oil and condensate.This decrease reduced revenues by $0.6 million.

   The Company realized an average oil price of $12.96 per Bbl and an average natural gas price of $2.25 per Mcf for the second quarter of 1998. Including the results of hedging activities, the Company realized average prices of $13.77 per Bbl and $2.23 per Mcf, respectively. Hedging activities increased oil and natural gas revenues for the second quarter 1998 by approximately $57,000. For the second quarter of 1997, the Company realized an average oil price of $17.85 per Bbl and an average natural gas price of $2.03 per Mcf. Net of hedging results, the Company realized average prices of $16.67 per Bbl and $1.99 per Mcf, respectively Hedging activities decreased oil and natural gas revenues for the second quarter of 1997 by approximately $0.3 million.

   Revenues from IPF Activities increased to $2.4 million in the second quarter of 1998 from $1.0 million in the second quarter of 1997, an increase of $1.4 million, or 148.4%. This increase was primarily the result of the continuing growth in the Company's IPF Program investment activities during 1997 and the first half of 1998.

   Lease operating expenses increased to $4.1 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997, an increase of $1.5 million, or 61.5%. Lease operating expenses were higher in the second quarter of 1998 compared to the same period in 1997 due to the Funds Acquisition ($0.6 million) completed in July 1997, the Gulfstar Acquisition ($0.4 million) completed in December 1997 and increased workover expense ($0.5 million). On a per Mcfe basis, lease operating expenses were $0.64 for the second quarter of 1998 and $0.59 for the second quarter of 1997.

   Depreciation, depletion and amortization ("DD&A") expense increased to $6.2 million in the second quarter of 1998 from $3.1 million in the second quarter of 1997, an increase of $3.1 million, or 97.9%. This was primarily the result of higher oil and natural gas production volumes ($1.6 million) and an increase in the DD&A rate ($1.5 million). The DD&A rate increased to $0.94 per Mcfe in the second quarter of 1998 compared to $0.71 per Mcfe for the same period in 1997. The increase in the DD&A rate was primarily due to the addition of oil and natural gas properties acquired in 1997 and the first half of 1998.

   General and administrative expense increased to $1.6 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997, an increase of $0.8 million, or 86.6%. This increase was primarily due to an increase in the number of employees in 1998, partially due to the Gulfstar Acquisition completed in December 1997, and the expense of a proportional amount of anticipated 1998 year-end compensation awards ($0.3 million) in the second quarter of 1998.

   Stock compensation expense decreased to $0.2 million in the second quarter of 1998 from $1.1 million during the same period in 1997, a decrease of $0.9 million. The $0.9 million decrease is primarily attributable to stock purchased by certain employees of the Company in the second quarter of 1997 under the 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan").

   Income tax expense increased to $1.3 million in the second quarter of 1998 from zero in the second quarter of 1997, an increase of $1.3 million. This increase was primarily due to income before taxes increasing to $3.5 million for the second quarter of 1998 compared to $0.7 million for the second quarter of 1997.

   Net income was $2.2 million for the second quarter of 1998 compared to $0.7 million for the second quarter of 1997 as a result of the factors described above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   Oil and natural gas revenues increased to $27.7 million for the six months ended June 30, 1998 from $21.8 million for the same period in 1997, an increase of $5.9 million, or 26.9%. Production volumes for oil and condensate increased to 395 MBbls for the six months ended June 30, 1998 from 279 MBbls for the same period in 1997, an increase of 116 MBbls, or 41.6%. Production volumes for natural gas increased to 10.1 Bcf for the six months ended June 30, 1998 from
7.1 Bcf for the same period in 1997, an increase of 3.0 Bcf, or 42.6%. The increase in natural gas production was primarily due to the Funds Acquisition (2.1 Bcf) completed in July 1997 and the Gulfstar Acquisition (1.2 Bcf) completed in December 1997, offset by natural declines in production from certain fields. The increase in total oil and natural gas production increased revenues by $9.3 million. This was partially offset by a 8.4% decrease in the average realized price received for the Company's natural gas and a 19.8% decrease in the average realized price received for the Company's oil and condensate. These decreases in realized prices decreased revenues by $3.4 million.

   The Company realized an average oil price of $13.56 per Bbl and an average natural gas price of $2.18 per Mcf for the six months ended June 30, 1998. Including the results of hedging activities, the Company realized average prices of $14.34 per Bbl and $2.19 per Mcf, respectively. Hedging activities increased oil and natural gas revenues for the six months ended June 30, 1998 by approximately $0.4 million. For the same period in 1997, the Company realized an average oil price of $19.70 per Bbl and an average natural gas price of $2.40 per Mcf. Net of hedging results, the Company realized average prices of $17.88 per Bbl and $2.39 per Mcf, respectively Hedging activities decreased oil and natural gas revenues for the six months ended June 30, 1997 by approximately $0.5 million.

   Other revenues increased to $0.7 million for the six months ended June 30, 1988 from a loss of $0.5 million for the same period in 1997, an increase of $1.2 million. This increase was primarily due to a $0.6 million gain realized as the result of an interest rate hedge entered into by the Company during the first quarter of 1998 in anticipation of a proposed debt offering and $0.5 million of losses in the first half of 1997 from the Michigan Development Project which the Company sold in April 1997.

   Revenues from IPF Activities increased to $4.4 million for the six months ended June 30, 1998 from $1.7 million for the same period in 1997, an increase of $2.7 million, or 156.6%. This increase was primarily the result of the continuing growth in the Company's IPF Program investment activities during 1997 and the first half of 1998.

   Lease operating expenses increased to $8.2 million for the six months ended June 30, 1998 from $5.6 million for the same period in 1997, an increase of $2.6 million, or 46.7%. Lease operating expenses were higher for the six months ended June 30, 1998 compared to the same period in 1997 primarily due to the Funds Acquisition ($1.2 million) completed in July 1997, the Gulfstar Acquisition ($0.8 million) completed in December 1997 and increased workover expense ($0.6 million). On a per Mcfe basis, lease operating expenses were $0.66 for the six months ended June 30, 1998 and $0.63 for the same period in 1997.

   Depreciation, depletion and amortization ("DD&A") expense increased to $11.8 million for the six months ended June 30, 1998 from $6.4 million for the same period in 1997, an increase of $5.4 million, or 83.9%. This was primarily the result of higher oil and natural gas production volumes ($2.6 million) and an increase in the DD&A rate ($2.7 million). The DD&A rate increased to $0.92 per Mcfe for the six months ended June 30, 1998 compared to $0.70 per Mcfe for the same period in 1997. The increase in the DD&A rate was primarily due to the addition of oil and natural gas properties acquired in 1997 and the first half of 1998.

   General and administrative expense increased to $3.2 million for the six months ended June 30, 1998 from $1.6 million in the same period in 1997, an increase of $1.6 million, or 94.5%. This increase was primarily due to an increase in the number of employees in 1998, partially due to the Gulfstar Acquisition completed in December 1997, and the expense of a proportional amount of anticipated 1998 year-end compensation awards ($0.6 million) in the first quarter of 1998.

   Stock compensation expense decreased to $0.4 million for the six months ended June 30, 1998 from $4.2 million during the same period in 1997, a decrease of $3.8 million. The $3.8 million decrease is primarily attributable to stock purchased by certain employees and management of the Company during the first six months of 1997 under the 1996 Stock Purchase and Option Plan for Key Employees of Domain Energy Corporation and Affiliates (the "Stock Purchase and Option Plan").

   Income tax expense increased to $2.6 million for the six months ended June 30, 1998 from $1.7 million for the same period of 1997, an increase of $0.9 million, or 52.6%. This increase was primarily due to income before taxes increasing to $7.0 million for the six months ended June 30, 1998 compared to $5.9 million (including permanent difference attributable to stock compensation of $3.8 million) for the same period in 1997. The effective tax rates, excluding permanent differences, were 38% and 30% for the six months ended June 30, 1998 and 1997, respectively.

   Net income was $4.4 million for the six months ended June 30, 1998 compared to $0.4 million for the same period in 1997 as a result of the factors described above.

LIQUIDITY, CAPITAL EXPENDITURES AND CAPITAL RESOURCES

   As of June 30, 1998, the Company had cash and cash equivalents of approximately $4.7 million and working capital of $7.6 million. For the six months ended June 30, 1998, the Company's primary sources of cash were from its operating activities and its revolving credit facilities.

   Net cash provided by operating activities increased to $26.2 million for the six months ended June 30, 1998 from $9.1 million for the same period in 1997, an increase of $17.1 million, or 189.6%. Net cash flows from operations before changes in operating assets and liabilities for the six months ended June 30, 1998 was $19.3 million compared to $12.7 million for the same period in 1997, an increase of $6.6 million, or 51.7%. This increase was primarily due to increases in operating revenues ($9.7 million), deferred taxes ($1.0 million) and allowance for doubtful accounts ($0.3 million), partially offset by an increase in lease operating expenses ($2.6 million) and an increase in general and administrative expense ($1.6 million). Changes in operating assets and liabilities accounted for the remaining $10.5 million increase in cash flows from operating activities.

   Cash flows used in investing activities for the six months ended June 30, 1998 was $57.3 million compared to $6.8 million for the same period in 1997, an increase of $50.5 million. This increase was primary due to an increase in oil and natural gas investments ($35.8 million), an increase in IPF investment activities ($6.1 million), an increase in investments in other assets ($0.6 million), and a decrease in proceeds from sale of restricted certificate of deposit ($8.0 million).

   Total capital expenditures, including the IPF Program, were $64.4 million for the six months ended June 30, 1998. The Company's capital expenditure budget for 1998 was approximately $150 million, including $55 million for acquisitions, $45 million for exploration and development, and $50 million for IPF Program investments. However, the Company now expects to spend only approximately $52 million in connection with acquisitions and exploration and development, and $40 to $50 million for IPF Program investments during 1998. The Company's expected capital expenditures and investments reflect changes due to current oil prices which impact acquisition and exploration and development activities as well as investments made by the IPF Program. Actual levels of capital expenditures may still vary significantly due to a variety of factors, including drilling results, oil and gas prices, industry conditions, future acquisitions and IPF Program activity.

   The Company expects to fund its activities for the remainder of 1998 through a combination of cash flow from operations and the use of its existing revolving credit facilities and, if necessary, new financings to borrow funds required from time to time to supplement internal cash flows. Based upon the Company's current level of operations and anticipated growth, management of the Company believes that these sources will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and payments of principal and interest on its indebtedness. However, there can be no assurance that such anticipated growth will be realized, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

   Cash flows provided by financing activities increased to $31.1 million for the six months ended June 30, 1998 compared to $29.7 million for the same period in 1997, an increase of $1.4 million. This increase was due to increased net borrowings under the Company's revolving credit facilities of $84.9 million for the six months ended June 30, 1998, largely offset by a reduction in net proceeds from the issuance of stock of $83.5 million. Net proceeds from the Company's initial public offering ("IPO") are included in the cash flows provided by financing activities for the six months ended June 30, 1997.

   The borrowing base under the Company's revolving credit facility with Chase Manhattan Bank, as agent, (the "Company Credit Facility") was increased to $60.0 million on April 12, 1998, giving the Company $10.1 million available under this credit facility at June 30, 1998.

   As of June 30, 1998, the borrowing base under the Company's revolving credit facility with Compass Bank, as agent, (the "IPF Credit Facility") was $49.0 million, giving the Company $4.5 million available under this credit facility at June 30, 1998. Effective July 14, 1998, the borrowing base was increased to $64.0 million.

   Notwithstanding the above, assuming the Lomak Merger discussed under "Recent Developments" is consummated, the Company's Credit Facility will be terminated and funding for the Company's exploration and production activities will be provided through Lomak's corporate facility as needed. Management believes that availability under this facility combined with cash provided by operating activities will be adequate to fund planned 1998 capital expenditures. It is currently contemplated that the IPF Credit Facility will remain in place for the immediate future.

OTHER MATTERS

   Investments in oil and gas properties are accounted for using the full cost method of accounting. Total capitalized costs of oil and gas properties are subject to a "ceiling test", which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net cash flows from proved reserves, based on current(end of period)economic and operating conditions, plus the lower of cost or fair value of unproved properties. If capitalized costs exceed this limit, the excess is charged to depletion, depreciation, and amortization ("impairment charge"). At June 30, 1998, no impairment charge was required. However, commodity prices are volatile and have generally declined since June 30, 1998. In such a commodity price environment, there can be no assurance that the Company will not be required to report an impairment charge in a subsequent period. If a impairment charge were required, it would result in a non-cash charge to earnings, but would not have an impact on cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On May 22, 1998, a stockholder of the Company filed an action in the Delaware Court of Chancery, alleging that the terms of the Merger are grossly unfair to a purported class of the Company's stockholders and that the defendants (except Lomak) violated their legal duties to the class in connection with the Merger. Lomak is alleged to have aided and abetted the breaches of fiduciary duty allegedly committed by the other defendants. The action seeks an injunction enjoining the Merger as well as a claim for money damages. The defendants have filed a motion to dismiss the action. The defendants believe that this litigation is without merit and intend to defend this matter vigorously.

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

     (b) The Company did not file any reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused threport to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DOMAIN ENERGY CORPORATION

August 14, 1998                        /s/  RICK G. LESTER
                                            Rick G. Lester
                                            Vice President, Chief
                                            Financial Officer and Treasurer

                                INDEX OF EXHIBITS

 EXHIBIT NO.                       DESCRIPTION
 -----------                       -----------
     3.1 Second Amended and Restated Certificate of Incorporation of the Company filed with the State of Delaware on May 14, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     3.2 Second Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    10.1 Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation, dated May 12, 1998 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    10.2 First Amendment to Agreement and Plan of Merger by and among Lomak Petroleum, Inc., DEC Acquisition, Inc. and Domain Energy Corporation, dated May 12, 1998 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

    27.1  Financial Data Schedule.